Form 10-Q
period 1995-04-30
PRISM ENTERTAINMENT CORP
filed 1995-06-16
CIK 773135

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                   For Quarterly Period Ended April 30, 1995
                                              --------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the Transition Period From ___________ to _________

                         Commission File Number 2-98855
                                                -------

                        PRISM ENTERTAINMENT CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                               95-3897052
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


     1888 Century Park East, Suite 350, Los Angeles, California      90067
- --------------------------------------------------------------------------------
               (Address of principal executive offices)           (Zip Code)

Registrant's phone number, including area code    (310)277-3270
                                                  -------------


- --------------------------------------------------------------------------------
Former name, former address sand former fiscal year, if changed from last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES  X   NO
                                                           ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Class              Outstanding at April 30, 1995
                   ------             -----------------------------
                   Common             2,213,000
                   ------             ---------

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
- ------------------------------------------------

INDEX
- -----

                                                                PAGE
                                                                ----
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheets                             1-2
            April 30, 1995 and January 31, 1995

         Consolidated Condensed Statements of Income               3
            Three Months Ended April 30, 1995 and 1994

         Consolidated Condensed Statements of Cash Flows           4
            Three Months Ended April 30, 1995 and 1994

         Notes to Consolidated Condensed Financial Statements      5

         Management's Discussion and Analysis of the Results     6-8
            of Operations and Financial Condition

PART II  OTHER INFORMATION                                         9

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
- ------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------

                                                                     April 30,              January 31,
                                                                       1995                    1995
                                                                   ------------            ------------
                                                                    Unaudited
ASSETS
- ------

     Cash and cash equivalents                                         $164,000                $360,000
     Trade receivables, net                                           9,316,000               7,573,000
     Due from afffiliate                                                316,000                 351,000
     Inventories                                                      1,089,000               1,243,000
     Film costs                                                      19,089,000              17,920,000
     Prepaid expenses                                                   614,000                 585,000
     Furniture and equipment, net                                       506,000                 541,000
     Debenture issue costs, net                                         494,000                 520,000
     Other assets                                                       308,000                 310,000
                                                                    ------------            ------------

TOTAL ASSETS                                                        $31,896,000             $29,403,000
                                                                    ============            ============


See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
- ------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------
CONCLUDED
- ---------

                                                                    April 30,              January 31,
                                                                       1995                    1995
                                                                   ------------            ------------
                                                                    (Unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY
- --------------------
      Loans and notes payable                                        $6,000,000              $2,964,000
      Accounts payable                                                1,184,000               1,416,000
      Accrued expenses                                                1,021,000               1,135,000
      Minimum guarantees                                              7,492,000               8,576,000
      Obligations under capital leases                                  252,000                 262,000
      Deferred income taxes                                           1,173,000                 914,000
      Deferred income - related party                                 1,364,000                 682,000
      Deferred income                                                   349,000                 821,000
                                                                    ------------            ------------

         Total liabilities before convertible
           senior subordinated debentures                            18,835,000              16,770,000
                                                                    ------------            ------------

CONVERTIBLE SENIOR SUBORDINATED DEBENTURES                            4,959,000               4,964,000
                                                                    ------------            ------------


STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 20,000,000 shares
       authorized, 2,213,000 issued and outstanding                      22,000                  22,000
     Additional paid-in capital                                       4,282,000               4,282,000
     Retained earnings                                                3,798,000               3,365,000
                                                                    ------------            ------------
                                                                      8,102,000               7,669,000
                                                                    ------------            ------------
TOTAL                                                               $31,896,000             $29,403,000
                                                                    ============            ============


See notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
- -----------------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
- -------------------------------------------------------

                                                                  For The Three Month Period
                                                                       Ended April 30,
                                                           ------------------------------------
                                                                1995                    1994
                                                           ------------            ------------
NET SALES                                                   $5,928,000              $4,991,000

COST OF SALES                                                3,453,000               2,908,000
                                                            ----------              ----------

GROSS MARGIN                                                 2,475,000               2,083,000
                                                            ----------              ----------

OTHER EXPENSES (INCOME)
    Selling, general and administrative                      1,403,000               1,851,000
    Interest expense                                           311,000                 217,000
    Interest (income)                                          (11,000)                 (4,000)
    Amortization of loan costs                                  50,000                  34,000
    Other expense                                                  ---                  22,000
                                                            ----------              ----------

                           Total other expenses              1,753,000               2,120,000
                                                            ----------              ----------

INCOME (LOSS)  BEFORE PROVISION FOR INCOME TAXES               722,000                 (37,000)

PROVISION FOR INCOME TAXES                                     289,000                     ---
                                                            ----------              ----------

NET INCOME (LOSS)                                              433,000                 (37,000)
                                                            ==========              ==========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                2,213,000               2,213,000
                                                            ==========              ==========

EARNINGS (LOSS) PER SHARE                                   $     0.20              $    (0.02)
                                                            ==========              ==========


         See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
- ------------------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------------------------------
Increase (Decrease) in Cash

                                                                 Three Months Ended
                                                                     April 30,
                                                         ----------------------------------
                                                             1995                    1994
                                                         ----------              ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $  930,000              $2,543,000
                                                         ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of film rights                                (4,167,000)             (1,744,000)
  Capital expenditures                                          ---                 (31,000)
  Proceeds from affiliate note receivable                    35,000                     ---
                                                         ----------              ----------
         Net cash used in investing activities           (4,132,000)             (1,775,000)
                                                         ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit        3,036,000                (653,000)
  Repayments of capital lease obligations                   (25,000)                    ---
  Redemption of convertible senior
     subordinated debentures                                 (5,000)                 (7,000)
                                                         ----------              ----------
        Net cash provided by (used in) financing
         activities                                       3,006,000                (660,000)
                                                         ----------              ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     (196,000)                108,000

CASH AND CASH EQUIVALENTS beginning of period               360,000                 702,000
                                                         ----------              ----------
CASH AND CASH EQUIVALENTS end of period                  $  164,000              $  810,000
                                                         ==========              ==========


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Acquisition of licensing rights under contract         $3,130,000              $2,691,000
                                                         ==========              ==========


See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
- ------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------



1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of April 30, 1995, the results of its operations for the three-month periods April 30, 1995 and 1994.

2. The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made in the 1994 financial statements to confirm with 1995 classifications.

3. On March 13, 1995 the Company and Imperial Bank of Los Angeles, California entered into an agreement for the bank to supply the Company with a $6,000,000 revolving line of credit secured by the assets of the Company, reducing to $5,000,000 on August 1, 1995 with an expiration date of June 16, 1996. Borrowing is based upon certain percentages of acceptable receivables. The outstanding balance at April 30, 1995 was $6,000,000. The agreement contains various covenants the most restrictive of which (1) require a liquidity ratio of not less than .45 to 1 at any time, (2) require the debt to adjusted net worth to be not greater than 1.5 to 1 at any time, (3) require the interest coverage for any quarter to be more than 1.25 to 1. As of April 30, and for the three months then ended the Company is in compliance with all of the covenants.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         --------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Results of Operations
- ---------------------

     The following table breaks down the Company's sales by percentages into the markets serviced.

                                         Three Month Period Ended,
                                         -------------------------
                                                 April 30,
                                         -------------------------
                                         1995             1994
                                         ----             ----
         Net Sales
           Video Sales
             Domestic Rental Market      53.4             37.5
             "Sell-Through" Market      -----              2.9
           Ancillary Sales -
             Domestic Television         21.0             22.6
           Foreign Rights                25.6             37.0
                                        -----            -----
                                        100.0%           100.0%


For the Three Month Period Ended April 30, 1995 and April 30, 1994
- ------------------------------------------------------------------

     Net sales increased $937,000 or 18.8% to $5,928,000 from $4,991,000.  This increase was the result of a 69% increase in home video sales to the rental market partially offset by a 7% decrease in domestic television and foreign rights sales.

     In November 1994, the Company entered into a three year exclusive domestic distribution agreement with Turner Home Entertainment, Inc. This was the first full quarter that Turner has assumed all domestic sales responsibility for the Company's product in the home video market.

     Cost of sales increased $545,000 to $3,453,000 from $2,908,000 primarily from an increase of $480,000 in distribution expenses and an increase in film costs related to the films released in this quarter compared to those released last year. Distribution expenses increased as a result of the fees earned by Turner for this quarter's home video sales increase.

     Selling, general and administrative expenses decreased $448,000. More than $400,000 was a decrease in advertising with the remaining decrease from lower selling expenses. Selling activities are now the responsibility of Turner pursuant to the distribution agreement.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS  (continued)
         -----------------------------------

     Interest expense increased by $94,000 as the Company increased its bank debt to $6,000,000 from $2,964,000 at January 31, 1995. This was primarily due to increased borrowings under the new Imperial Bank line of credit. (see below)

     Interest income increased $7,000 as the Company collected payments from a past due note and brought it current.

     Loan costs increased $16,000 as the Company begins amortization of costs related to completing the Imperial Bank line of credit (see below) and writing off all remaining unamortized costs relating to the Bank of America line of credit. Loan costs include the amortization of the costs related to the Convertible Subordinated Debentures over a 10-year period, the life of the Debentures.

     Other expense for the quarter ended April 30, 1994 were losses due to currency fluctuation relating to the Company's video operations in Canada. In January, 1994, the Company entered into an agreement with C/FP Distribution, a Canadian company, to distribute all of its new releases and catalog to the Canadian home video market. The Company has closed its sales office in Canada effective April 30, 1994.

     Income before taxes increased by $759,000 due to the increase in sales and the reduction in selling and general and administrative expenses. The income increases were partially offset by cost of sales and interest expense increases.

Liquidity and Capital Resources
- -------------------------------

       The Company finances its activities from cash flow and borrowing from banks and other financial institutions and from the public debt market.

     On March 13, 1995, the Company and Imperial Bank of Los Angeles, California entered into an agreement for the bank to supply the Company with a $6,000,000 revolving line of credit secured by the assets of the Company, reducing to $5,000,000 on August 1, 1995 with an expiration date of June 16, 1996. This replaces the Company's previous $5,000,000 line of credit with Bank of America NT & SA.

     The Company has fully utilized its line of credit at April 30, 1995 and must rely on its cash flow to meet its future obligations.

     Cash flow from operating activities was $930,000 and was primarily the result of a $1,743,000 decrease in accounts receivable, a $499,000 increase in deferred taxes and income, and film cost amortization of $1,913,000. These amounts were partially offset by decreases in accounts payable, accrued expenses and inventory.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (continued)
         -----------------------------------


     Cash used by investing activities was $4,132,000 and was the result of $4,167,000 in payments for the purchase of film rights offset by cash received from a note receivable.

     Cash received from financing activities was $3,006,000 and was mainly atributable to the borrowings by the Company on its new line of credit with the Imperial Bank.




                                  Seasonality
                                  -----------

     Industry statistics and the Company's operating history indicate there is a summer sales decline.

                                   Inflation
                                   ---------

     Management believes that inflation is not a material factor in the operation of its business at this time.

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES


PART II    Other Information
           ------------------

ITEM 6(B)  Report on Form 8-K
           None



                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PRISM ENTERTAINMENT CORPORATION
                                          AND SUBSIDIARIES (Registrant)


                                          /s/ Barry L. Collier
     June 14, 1995                        --------------------------------
                                          Barry L. Collier
                                          President

                                          /s/ Earl Rosenstein
     June 14, 1995                        --------------------------------
                                          Earl Rosenstein
                                          Senior Vice President and
                                          Chief Financial Officer