Form 10-Q
period 1995-07-31
PRISM ENTERTAINMENT CORP
filed 1995-09-15
CIK 773135

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                    For Quarterly Period Ended July 31, 1995
                                               -------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the Transition Period From ___________ to _________

                         Commission File Number 2-98855
                                                -------

                        PRISM ENTERTAINMENT CORPORATION
                        -------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                             95-3897052
--------                             ----------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

1888 Century Park East, Suite 350, Los Angeles, California 90067
----------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's phone number, including area code    (310)277-3270
                                                  -------------

______________________________________________________________________________
Former name, former address and former fiscal year, if changed from last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X   NO
         ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class              Outstanding at July 31, 1995
------             ----------------------------
Common                   2,213,000
------                   ---------

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
------------------------------------------------

INDEX
-----

                                                                      PAGE
                                                                      ----
PART I         FINANCIAL INFORMATION

               Consolidated Balance Sheets                            1-2
                 July 31, 1995 and January 31, 1995

               Consolidated Condensed Statements of Income            3
                 Three Months Ended July 31, 1995 and 1994 and
                 Six Months Ended July 31, 1995 and 1994

               Consolidated Condensed Statements of Cash Flows        4
                 Six  Months Ended July 31, 1995 and 1994

               Notes to Consolidated Condensed Financial Statements   5

               Management's Discussion and Analysis of the Results    6-8
                 of Operations and Financial Condition

PART II        OTHER INFORMATION                                      9

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


ASSETS                              July 31,           January 31,
                                      1995                1995
                                   -----------         -----------
                                    Unaudited
  Cash and cash equivalents        $    58,000         $   360,000
  Trade receivables, net             8,525,000           7,573,000
   Due from affiliate                  305,000             351,000
   Inventories                       1,053,000           1,243,000
   Film costs                       20,395,000          17,920,000
   Prepaid expenses                    639,000             585,000
   Furniture and equipment, net        472,000             541,000
   Debenture issue costs, net          468,000             520,000
   Other assets                        306,000             310,000
                                    -----------         -----------
TOTAL ASSETS                        $32,221,000         $29,403,000
                                    ===========         ===========

See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
CONCLUDED


LIABILITIES AND
STOCKHOLDER'S EQUITY                             July 31,        January 31,
                                                   1995             1995
                                               -----------      ------------
                                               (Unaudited)
   Loans and notes payable                      $5,780,000       $2,964,000
   Accounts payable                              1,123,000        1,416,000
   Accrued expenses                                970,000        1,135,000
   Minimum guarantees                            8,574,000        8,576,000
   Obligations under capital leases                231,000          262,000
   Deferred income taxes                         1,216,000          914,000
   Deferred income - related party               1,155,000          682,000
   Deferred income                                  45,000          821,000
                                               -----------      -----------

       Total liabilities before convertible
         senior subordinated debentures         19,094,000       16,770,000
                                               -----------      -----------

CONVERTIBLE SENIOR SUBORDINATED DEBENTURES       4,959,000        4,964,000
                                               -----------      -----------

STOCKHOLDER'S EQUITY
 Common stock $.01 par value 20,000,000
  shares authorized, 2,213,000 issued
  and outstanding                                   22,000           22,000
 Additional paid-in capital                      4,282,000        4,282,000
 Retained earnings                               3,864,000        3,365,000
                                               -----------      -----------
                                                 8,168,000        7,669,000
                                               -----------      -----------

TOTAL                                          $32,221,000      $29,403,000
                                               ===========      ===========

See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF INCOME (Unaudited)

                                                Three-Month                Six-Month
                                               Periods Ended             Periods Ended
                                                 July 31,                    July 31,
                                       -----------------------    ------------------------
                                          1995        1994           1995          1994
                                       ----------   ----------    -----------   ----------
NET SALES                              $5,414,000   $3,932,000    $11,342,000   $8,923,000

COST OF SALES                           3,873,000    2,856,000      7,326,000    5,764,000
                                       ----------   ----------    -----------   ----------
GROSS MARGIN                            1,541,000    1,076,000      4,016,000    3,159,000
                                       ----------   ----------    -----------   ----------
OTHER EXPENSES (INCOME)
  Selling, general and administrative   1,087,000    1,772,000      2,490,000    3,623,000
  Interest expense                        311,000      220,000        622,000      437,000
  Interest (income)                         8,000      (22,000)        (3,000)     (26,000)
  Amortization of loan costs               26,000       30,000         76,000       64,000
  Other (income) expense                        0       (4,000)             0       18,000
                                       ----------   ----------    -----------   ----------
         Total other expenses           1,432,000    1,996,000      3,185,000    4,116,000
                                       ----------   ----------    -----------   ----------

INCOME (LOSS) BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES           109,000     (920,000)       831,000     (957,000)

PROVISION (BENEFIT) FOR INCOME TAXES       43,000     (364,000)       332,000     (364,000)
                                       ----------   ----------    -----------   ----------
NET INCOME (LOSS)                         $66,000    ($556,000)      $499,000    ($593,000)
                                       ==========   ==========    ===========   ==========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING          2,213,000    2,213,000      2,213,000    2,213,000
                                       ==========   ==========    ===========   ==========
EARNINGS (LOSS) PER SHARE                   $0.03       ($0.25)         $0.23       ($0.27)
                                       ==========   ==========    ===========   ==========

         See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                       Six Months Ended
                                                            July 31,
                                                   ------------------------
                                                      1995          1994
                                                   ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES          $3,012,000    $2,757,000
                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of film rights                       (6,119,000)   (2,421,000)
     Capital Expenditures                                  --      (105,000)
     Proceeds from affiliate note receivable           46,000            --
                                                   ----------    ----------
        Net cash provided by investing activities  (6,073,000)   (2,526,000)
                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under
       line of credit                               2,816,000      (429,000)
     Repayments of capital lease obligations          (52,000)           --
     Redemption of convertible senior
       subordinated debentures                         (5,000)       (9,000)
                                                   ----------    ----------
        Net cash used by financing activities       2,759,000      (438,000)
                                                   ----------    ----------

NET DECREASE IN CASH                                 (302,000)     (207,000)

CASH, BEGINNING OF PERIOD                             360,000       702,000
                                                   ----------    ----------
CASH, END OF PERIOD                                $   58,000    $  495,000
                                                   ==========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

    Acquisition of licensing rights under contract $5,965,000    $3,993,000
    Write down of investment in affiliate                  --       100,000

See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------



1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of July 31, 1995, the results of its operations for the three-month and six month periods July 31, 1995 and 1994.

2. The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made in the 1994 financial statements to confirm with 1995 classifications.

3. On March 13, 1995 the Company and Imperial Bank of Los Angeles, California entered into an agreement for the bank to supply the Company with a $6,000,000 revolving line of credit secured by the assets of the Company, reducing to $5,000,000 on December 31, 1995 with an expiration date of June 16, 1996. Borrowing is based upon certain percentages of acceptable receivables. The outstanding balance at July 31, 1995 was $5,780,000. The agreement contains various covenants the most restrictive of which (1) require a liquidity ratio of not less than .45 to 1 at any time, (2) require the debt to adjusted net worth to be not greater than 1.5 to 1 at any time,
    (3) require the interest coverage for any quarter to be more than 1.25 to 1. As of July 31, and for the six and three months then ended the Company is in compliance with all of the covenants.

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

          The following table breaks down the Company's sales by percentage into the markets serviced.

                                       Three Months         Six Months
                                         Ended                Ended
                                        July 31,             July 31,
                                     ---------------      ---------------
                                      1995     1994         1995    1994
                                     -------  ------      -------  ------
         Net Sales
           Video Sales
             Domestic Rental Market     38%     56%         46%      45%
             "Sell-Through" Market      19       1           9        2
           Ancillary Sales -
             Domestic Television        22      21          22       22
           Foreign Rights               21      11          23       26
           Theatrical                   --      11          --        5
                                       ---     ---         ---      ---
                                       100%    100%        100%     100%
                                       ===     ===         ===      ===

For the Six Month Period Ended July 31, 1995 and July 31, 1994
--------------------------------------------------------------
          Net sales increased $2,419,000 or 28% to $11,342,000 from $8,923,000.
Each of the markets serviced had sales increases with the exception of the theatrical market. The largest increase was in home video sales into the "sell-through" market. The "sell-through" market sales were more than $1,000,000 compared to $200,000 last year. The Company together with Turner Home Entertainment, the Company's exclusive domestic home video distributor, designed a "sell-through" program of 38 titles priced to retail at $9.98.

          Sales in both the home video rental market and domestic television market increased more than 20% each while foreign sales increased 17%.

          The Company did not have any theatrical releases during this period and does not plan for any in this fiscal year.

          In November 1994, the Company entered into a three year exclusive domestic distribution agreement with Turner Home Entertainment, Inc. The agreement provides that Turner assume all domestic sales responsibility for the Company's product in the home video market, both rental and "sell-through".

          Cost of sales increased $1,562,000 to $7,326,000 from $5,764,000 primarily from an $880,000 increase in film costs and minimum guaranteed royalty payments to acquire higher quality films with more recognizable stars and acquire broader rights for the foreign and television markets and a $900,000 increase in distribution expenses. Distribution expenses increased as a result of the fees earned by Turner for the home video sales increase in both the rental and the "sell-through" market. These increases were offset by approximately $250,000 in reductions in production of artwork and trailers as part of the Company's cost reduction program announced in the July 31, 1994 quarter last year.

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

          Selling, general and administrative expenses decreased $1,133,000 from $3,623,000 to $2,490,000. This is primarily due to a decrease in advertising of $549,000 and the remaining balance decrease was of selling and travel expenses. Selling activities are now the responsibilty of Turner pursuant to the distribution agreement. In the July 31, 1994 quarterly report, the Company announced it had instituted cost reductions in the areas of distribution, sales and marketing. This decrease is part of that program.

          Interest expense increased $185,000, primarily due to increased borrowings under the new Imperial Bank line of credit. (see below)

         Interest income decreased $23,000 since the Company utilized the majority of its cash to acquire film rights and did not have the level of short term investments compared to last year.

        Loan costs increased $12,000 as the Company begins amortization of costs related to completing the Imperial Bank line of credit (see below) and writing off all remaining unamortized costs relating to the Bank of America line of credit. Loan costs include the amortization of the costs related to the Convertible Subordinated Debentures over a 10-year period, the life of the Debentures.

         Other expenses for the six months ended July 31, 1994 were losses due to currency fluctuation relating to the Company's video operations in Canada. In January, 1994, the Company entered into an agreement with C/FP Distribution, a Canadian company, to distribute all of its new releases and catalog to the Canadian home video market. The Company has closed its sales office in Canada effective April 30, 1994.

         Income before taxes increased by $1,788,000 due to the increase in sales and the reduction in selling and general and administrative expenses. The income increases were partially offset by cost of sales and interest expense increases.

For the Three Months Ended July 31, 1995 and July 31, 1994
----------------------------------------------------------

        Net sales increased $1,482,000 or 37.8% due primarily to substantial increases in sales to the "sell-through", foreign and domestic television markets. The sales to the domestic home video rental market had a modest decrease of 7%.

        All of the increases and decreases in the income statement for the three month period are substantially the same as they are for the six month period. Therefore, all management comments for the six month period are the same for the three month period.

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


          Income before taxes increased by $1,029,000 due to the increase in sales and the reduction in selling and general and administrative expenses. The income increases was partially offset by cost of sales and interest expense increases.

Liquidity and Capital Resources
-------------------------------

          The Company finances its activities from cash flow and borrowing from banks and other financial institutions and from the public debt market.

          On March 13, 1995, the Company and Imperial Bank of Los Angeles, California entered into an agreement for the bank to supply the Company with a $6,000,000 revolving line of credit secured by the assets of the Company, reducing to $5,000,000 on December 31, 1995 with an expiration date of June 16, 1996. This replaces the Company's previous $5,000,000 line of credit with Bank of America NT & SA.

          The Company has fully utilized its available line of credit at July 31, 1995 and must rely on its cash flow to meets its future obligations.

          Cash flow from operating activities was $3,012,000 and was the result of net earnings of $499,000 and film cost and other amoritzation and depreciation of $3,784,000 reduced by a $952,000 increase in accounts receivable and the remainder a decrease in accounts payable and accrued expenses.

          Cash used in investing was $6,073,000 and was primarily payments of $6,119,000 for the purchase of film rights offset by cash received from a note receivable.

          Cash received from financing activities was $2,759,000 and was mainly attributable to the borrowings by the Company on its new line of credit with the Imperial Bank.

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


PART II  Other Information
         -----------------

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


                                               PRISM ENTERTAINMENT CORPORATION
                                               AND SUBSIDIARIES (Registrant)



            September 13, 1995                  /s/ Barry L. Collier
                                               _________________________________
                                               Barry L. Collier
                                               President


            September 13, 1995                  /s/ Earl Rosenstein
                                               _________________________________
                                               Earl Rosenstein
                                               Senior Vice President and
                                               Chief Financial Officer