Form 10-Q
period 1995-10-31
PRISM ENTERTAINMENT CORP
filed 1995-12-20
CIK 773135

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  For Quarterly Period Ended October 31, 1995
                                             ----------------

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE
                                  ACT OF 1934

            For the Transition Period From ___________ to _________

                         Commission File Number 2-98855
                                                -------

                        PRISM ENTERTAINMENT CORPORATION
                        -------------------------------
            (Exact name of registrant as specified in its charter)
             -------------------------------------------------------

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
                                                  -------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed from last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES  X   NO
                                                          -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class              Outstanding at October 31, 1995
------             -------------------------------
Common             2,213,000
------             ---------

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
------------------------------------------------

INDEX
-----


PART I       FINANCIAL INFORMATION                                  PAGE
                                                                    ----

             Consolidated Balance Sheets                            1-2
             October 31, 1995 and January 31, 1995

             Consolidated Condensed Statements of Income            3
             Three Months Ended October 31, 1995 and 1994 and
             Nine Months Ended October 31, 1995 and 1994

             Consolidated Condensed Statements of Cash Flows        4
             Nine Months Ended October 31, 1995 and 1994

             Notes to Consolidated Condensed Financial Statements   5

             Management's Discussion and Analysis of the Results    6-9
             of Operations and Financial Condition

PART II      OTHER INFORMATION                                      10

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


ASSETS                              October 31,         January 31,
                                       1995                1995
                                    -----------         -----------
                                     Unaudited
  Cash and cash equivalents           $532,000            $360,000
  Trade receivables, net             6,265,000           7,573,000
   Due from affiliate                  251,000             351,000
   Inventories                         596,000           1,243,000
   Film costs                       15,559,000          17,920,000
   Prepaid expenses                    310,000             585,000
   Furniture and equipment, net        438,000             541,000
   Debenture issue costs, net          442,000             520,000
   Other assets                        301,000             310,000
                                    -----------         -----------

TOTAL ASSETS                        $24,694,000         $29,403,000
                                    ===========         ===========

See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
CONCLUDED


LIABILITIES AND
STOCKHOLDER'S EQUITY                           October 31,     January 31,
                                                  1995            1995
                                               -----------     -----------
                                               (Unaudited)
   Loans and notes payable                      $3,905,000      $2,964,000
   Accounts payable                              1,253,000       1,416,000
   Accrued expenses                                902,000       1,135,000
   Minimum guarantees                            4,464,000       8,576,000
   Obligations under capital leases                216,000         262,000
   Deferred income taxes                           633,000         914,000
   Deferred income - related party                 999,000         682,000
   Deferred income                                  79,000         821,000
                                               -----------     -----------

         Total liabilities before convertible
           senior subordinated debentures       12,451,000      16,770,000
                                               -----------     -----------

CONVERTIBLE SENIOR SUBORDINATED DEBENTURES       4,952,000       4,964,000
                                               -----------     -----------

COMMITMENTS AND CONTINGENCIES - NOTE #4

STOCKHOLDER'S EQUITY
    Common stock $.01 par value 20,000,000
      shares authorized, 2,213,000 issued
      and outstanding                               22,000          22,000
     Additional paid-in capital                  4,282,000       4,282,000
     Retained earnings                           2,987,000       3,365,000
                                               -----------     -----------
                                                 7,291,000       7,669,000
                                               -----------     -----------

TOTAL                                          $24,694,000     $29,403,000
                                               ===========     ===========


See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF INCOME (Unaudited)

                                            Three-Month                       Nine-Month
                                           Periods Ended                     Periods Ended
                                            October 31,                       October 31,
                                    ----------------------------     ------------------------------
                                        1995            1994              1995            1994
NET SALES                            $2,611,000      $3,168,000       $13,953,000     $12,091,000

COST OF SALES                         2,315,000       2,056,000         9,641,000       7,820,000
                                    ------------    ------------     -------------    -------------


GROSS MARGIN                            296,000       1,112,000         4,312,000       4,271,000
                                    ------------    ------------     -------------    -------------
OTHER EXPENSES (INCOME)
     Selling, general and
       administrative                 1,315,000       1,557,000         3,805,000       5,180,000
     Interest expense                   432,000         295,000         1,054,000         732,000
     Interest (income)                  (20,000)         (6,000)          (23,000)        (32,000)
     Amortization of loan costs          29,000          26,000           105,000          90,000
     Other expense                            0               0                 0          18,000
                                    ------------    ------------     -------------    -------------
         Total other expenses         1,756,000       1,872,000         4,941,000       5,988,000
                                    ------------    ------------     -------------    -------------
(LOSS) BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES      (1,460,000)       (760,000)         (629,000)     (1,717,000)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                (583,000)       (323,000)         (251,000)       (687,000)
                                    ------------    ------------     -------------    -------------
NET (LOSS)                            ($877,000)      ($437,000)        ($378,000)    ($1,030,000)
                                    ============    ============     =============    =============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING        2,213,000       2,213,000         2,213,000       2,213,000
                                    ============    ============     =============    =============
EARNINGS (LOSS) PER SHARE                ($0.40)         ($0.20)           ($0.17)         ($0.47)
                                    ============    ============     =============    =============


         See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             Nine Months Ended
                                                                October 31,
                                                      ------------------------------
                                                           1995             1994
                                                      -------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $5,575,000       $2,757,000
                                                      -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of film rights                            (6,386,000)      (2,421,000)
     Capital Expenditures                                      ---         (105,000)
     Proceeds from affiliate note receivable               100,000              ---
                                                      -------------     ------------
              Net cash provided by investing
                activities                              (6,286,000)      (2,526,000)
                                                      -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under line
       of credit                                           941,000         (429,000)
     Repayments of capital lease obligations               (46,000)             ---
     Redemption of convertible senior
       subordinated debt                                   (12,000)          (9,000)
                                                      -------------     ------------
              Net cash used by financing
                activities                                 883,000         (438,000)
                                                      -------------     ------------
NET INCREASE (DECREASE) IN CASH                            172,000         (207,000)

CASH, BEGINNING OF PERIOD                                  360,000          702,000
                                                      -------------     ------------

CASH, END OF PERIOD                                       $532,000         $495,000
                                                      =============     ============

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

    Acquisition of licensing rights under contract     ($4,743,000)      $3,993,000
    Write down of investment in affiliate                      ---          100,000



See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 31, 1995, the results of its operations for the three-month and nine month periods October 31, 1995 and 1994.

2. The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made in the 1994 financial statements to confirm with 1995 classifications.

3. On March 13, 1995 the Company and Imperial Bank of Los Angeles, California entered into an agreement for the bank to supply the Company with a $6,000,000 revolving line of credit secured by the assets of the Company, reducing to $5,000,000 on December 31, 1995 with an expiration date of June 16, 1996. Borrowing is based upon certain percentages of acceptable receivables. The outstanding balance at October 31, 1995 was $3,905,000. The agreement contains various covenants the most restrictive of which (1) require a liquidity ratio of not less than .45 to 1 at any time, (2) require the debt to adjusted net worth to be not greater than 1.5 to 1 at any time,
    (3) require the interest coverage for any quarter to be more than 1.25 to 1.


4.  Commitments and Contingencies

    The Company has contracted for the production of three films that require payment of $2,400,000 upon delivery and acceptance. One film in the amount of $575,000 is scheduled for delivery in May, 1996, a second film in the amount of $625,000 is scheduled for delivery in June, 1996. The third film in the amount of $1,200,000 is scheduled for delivery in August, 1996.

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

Results of Operations
---------------------

          The following table breaks down the Company's sales by percentage into the markets serviced.

                                       Three Months         Nine Months
                                          Ended                Ended
                                        October 31,          October 31,
                                      --------------       --------------
                                      1995      1994       1995      1994
                                      ----      ----       ----      ----
         Net Sales
           Video Sales
             Domestic Rental Market   45.2 %     46 %      48.5 %      49 %
             "Sell-Through" Market     3.1        2         7.8         1
           Ancillary Sales -
             Domestic Television      51.7        21       27.5        17
             Foreign Rights             --        27       18.9        32
             Theatrical                 --         4         --         1
                                     -----     -----      -----     -----
                                       100 %     100 %      100 %     100 %
                                     =====     =====      =====     =====

For The Nine Month Period Ended October 31, 1995 and October 31, 1994
---------------------------------------------------------------------

           Net sales increased $1,862,000 or 15.4% to $13,953,000 from
$12,091,000. Home video sales into the "sell-through" market increased to almost $1.1 million compared to $238,000 last year. Sales in the domestic television market increased by more than 50% and sales in the domestic video rental market increased 14.5%. These increases were offset by decreases in foreign sales of 20% and there were no theatrical releases during this period. The Company does not have any plans for theatrical releases in the near future.

          In November 1994, the Company entered into a three year exclusive domestic distribution agreement with Turner Home Entertainment, Inc. The agreement provides that Turner assume all domestic sales responsibility for the Company's product in the domestic home video market, both rental and "sell-through".

          While there was an increase in home video rental sales for the nine months all of that increase occurred in the first quarter. The second and third quarter had decreases of 7% and 23% respectively. These decreases created a cash shortage so that the Company could not commence and complete production of new films. The decrease in sales of foreign rights was the result of no new films available for sale in this third quarter.

          Costs of sales increased $1,821,000 to $9,641,000 from $7,820,000 primarily from an $875,000 increase in film costs and minimum guaranteed royalty payments to acquire higher quality films with more recognizable stars and acquire broader rights for the foreign and television markets and a $1,000,000 increase in distribution expenses. Distribution expenses increased as a result of the fees earned by Turner for the domestic home video sales into the rental and "sell-through" markets.

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)
         -------------------------------------------------

          Selling, general and administrative expenses decreased $1,375,000 from $5,180,000 to $3,805,000. This is primarily due to a decrease in advertising. In the July 31, 1994 quarterly report, the Company announced it had instituted cost reductions in the areas of distribution, sales and marketing. This decrease in advertising is part of that program. Selling activities are now the responsibility of Turner pursuant to the distribution agreement.

          Interest expense increased $322,000, primarily due to increased borrowings under the new Imperial Bank line of credit. (see below)

          Interest income decreased $9,000 as the Company's shortage of cash did not allow for any short term investments compared to last year.

          Loan costs increased $15,000 as the Company begins amortization of costs related to completing the Imperial Bank line of credit (see below) and writing off all remaining unamortized costs relating to the Bank of America line of credit. Loan costs include the amortization of the costs related to the Convertible Subordinated Debentures over a 10-year period, the life of the Debentures.

           Other expenses for the nine months ended October 31, 1994 were losses due to currency fluctuation relating to the Company's video operations in Canada. In January, 1994, the Company entered into an agreement with C/FP Distribution, a Canadian company, to distribute all of its new releases and catalog to the Canadian home video market. The Company has closed its sales office in Canada effective April 30, 1994.

           The loss before taxes decreased by $1,088,000 due to the increase in sales and the reduction in selling and general and administrative expenses. The income increases were partially offset by cost of sales and interest expense increases.

For the Three Months Ended October 31, 1995 and October 31, 1994
----------------------------------------------------------------

           Net sales decreased $557,000 or 17.5% from $3,168,000 last year to $2,611,000. The decrease was primarily a result of no sales for foreign rights in this quarter since the Company was financially unable to produce any new films for sale in this quarter. Last year's sale in the foreign marketplace for this same quarter was $1,067,000.

           There was a decrease in domestic home video sales of 23% as the Company released only two films into that market as opposed to its normal three films, one each month. These decreases were offset by an increase of more than $850,000 in sale of rights to the domestic television market.

           Cost of sales increased $259,000. This increase is primarily a write down of approximately $400,000 of the Company's video finished goods inventory to realizable cash value, offset by reductions in productions in production of artwork and trailers as part of the Company's cost reduction program.

           Selling, general and administrative expenses decreased $242,000. This is due primarily to a decrease in advertising and selling expenses since these activities are now the responsibility of Turner pursuant to the distribution agreement.

          Interest expense increased $137,000 due to increased borrowings under the Imperial Loan Agreement and payment schedules negotiated with several creditors requiring interest payments.

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  (continued)
         -------------------------------------------------

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

          The Company has fully utilized its available line of credit at July 31, 1995 and must rely on its current cash flow to meets its future obligations. The Company has incurred a substantial loss in this third quarter of 1995 creating a significant working capital shortfall and is unable to meet its current obligations to its creditors. Therefore, on December 1, 1995 the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. (see subsequent events)

          Cash flow from operating activities was $5,575,000 and was primarly the result of a $1,308,000 decrease in accounts receivable, and film cost amortization of $4,635,000. These amounts were partially offset by decreases in accounts payable and accrued expenses.

          Cash used in investing activities was $6,286,000 and was the result of $6,386,000 in payments for the purchase of film rights offset by cash received from a note receivable.

          Cash received from financing activities was $883,000 and was mainly atributable to the borrowings by the Company on its new line of credit with the Imperial Bank.

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

                               Subsequent Events
                               -----------------

          On December 1, 1995, the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, of the third quarter loss the Company has experienced a significant working capital shortfall as its credit line has been fully utilized. The Company is presently engaged in discussions with its lender regarding the use of cash collateral during the bankruptcy proceeding.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS (continued)
         -------------------------------------------------

                         Subsequent Events (continued)
                         -----------------------------

          Turner Home Entertainment will continue to distribute the Company's films into the domestic video market. The three films to be distributed in the Company's fourth quarter include a sequel to its best selling franchise, "Night Eyes 4". However, the Company does not have sufficient capital to fully complete its calendar 1996 production and release schedule, nor to satisfy, in a timely fashion, its monetary obligations to certain of its larger creditors.

          The Company does not satisfy all of the guidelines for the continued listing of the Company's common stock on the American Stock Exchange. Accordingly, there can be no assurances that the Company's stock will continue to be listed. The American Stock Exchange has advised the Company that the existing trading halt will not be lifted until full disclosure of the Company's financial matters has been made and the Exchange has reviewed the Company's continued listing eligibility. A meeting has been arranged for December 21, 1995 to review the Company's financial matters with the American Stock Exchange.

          Ron Berger, Wirt Walker and Mishal Al Sabah have resigned from the Board of Directors. Peter Graham and Barry Collier will continue as directors, and Mr. Collier will continue to serve as President, Chief Executive Officer and Chief Operating Office of the Company. The Company has also retained an investment banking firm to find a strategic partner and/or acquisition.

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


                                           PRISM ENTERTAINMENT CORPORATION
                                           AND SUBSIDIARIES (Registrant)



December 19, 1995                          /s/ Barry L. Collier
                                           ---------------------------------
                                           President

December 19, 1995                          /s/ Earl Rosenstein
                                           ---------------------------------
                                           Senior Vice President and
                                           Chief Financial Officer