Form 10-Q/A
period 1995-10-31
PRISM ENTERTAINMENT CORP
filed 1996-01-04
CIK 773135

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               FORM 10-Q/A

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
                                                  -------------

________________________________________________________________
Former name, former address and former fiscal year, if changed from last report.

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

INDEX

                                                                            PAGE
                                                                            ----
PART I      FINANCIAL INFORMATION

            Consolidated Balance Sheets                                     1-2
             October 31, 1995 and January 31, 1995

            Consolidated Condensed Statements of Income                     3
             Three Months Ended October 31, 1995 and 1994 and
             Nine Months Ended October 31, 1995 and 1994

            Consolidated Condensed Statements of Cash Flows                 4
             Nine Months Ended October 31, 1995 and 1994

            Notes to Consolidated Condensed Financial Statements            5

            Management's Discussion and Analysis of the Results             6-9
             of Operations and Financial Condition

PART II     OTHER INFORMATION                                               10

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS




ASSETS                                 October 31,         January 31,
                                          1995                1995
                                      ------------        ------------
                                        Unaudited
  Cash and cash equivalents           $   532,000         $   360,000
  Trade receivables, net                6,265,000           7,573,000
   Due from affiliate                     251,000             351,000
   Inventories                            596,000           1,243,000
   Film costs                          15,559,000          17,920,000
   Prepaid expenses                       310,000             585,000
   Furniture and equipment, net           438,000             541,000
   Debenture issue costs, net             442,000             520,000
   Other assets                           301,000             310,000
                                      -----------         -----------
TOTAL ASSETS                          $24,694,000         $29,403,000
                                      ===========         ===========


See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
CONCLUDED


LIABILITIES AND
STOCKHOLDER'S EQUITY                                       October 31,      January 31,
                                                              1995             1995
                                                         -------------     -------------
                                                           (Unaudited)

   Loans and notes payable                               $ 3,905,000       $ 2,964,000
   Accounts payable                                        1,253,000         1,416,000
   Accrued expenses                                          902,000         1,135,000
   Minimum guarantees                                      4,464,000         8,576,000
   Obligations under capital leases                          216,000           262,000
   Deferred income taxes                                     633,000           914,000
   Deferred income - related party                           999,000           682,000
   Deferred income                                            79,000           821,000
                                                         -----------       -----------

         Total liabilities before convertible
           senior subordinated debentures                 12,451,000        16,770,000
                                                         -----------       -----------

CONVERTIBLE SENIOR SUBORDINATED DEBENTURES                 4,952,000         4,964,000
                                                         -----------       -----------

COMMITMENTS AND CONTINGENCIES - NOTE #4

STOCKHOLDER'S EQUITY
   Common stock $.01 par value 20,000,000 shares
     authorized, 2,213,000 issued and outstanding             22,000            22,000
   Additional paid-in capital                              4,282,000         4,282,000
   Retained earnings                                       2,987,000         3,365,000
                                                         -----------       -----------
                                                           7,291,000         7,669,000
                                                         -----------       -----------

TOTAL                                                    $24,694,000       $29,403,000
                                                         ===========       ===========


See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF INCOME (Unaudited)

                                                        Three-Month                               Nine-Month
                                                       Periods Ended                             Periods Ended
                                                        October 31,                               October 31,
                                              --------------------------------         --------------------------------
                                                1995                 1994                  1995                  1994
NET SALES                                     $2,611,000           $3,168,000           $13,953,000          $12,091,000
COST OF SALES                                  2,315,000            2,056,000             9,641,000            7,820,000
                                              ----------           ----------           -----------          -----------
GROSS MARGIN                                     296,000            1,112,000             4,312,000            4,271,000
                                              ----------           ----------           -----------          -----------
OTHER EXPENSES (INCOME)
     Selling, general and administrative       1,315,000            1,557,000             3,805,000            5,180,000
     Interest expense                            432,000              295,000             1,054,000              732,000
     Interest (income)                           (20,000)              (6,000)              (23,000)             (32,000)
     Amortization of loan costs                   29,000               26,000               105,000               90,000
     Other expense                                     0                    0                     0               18,000
                                              ----------           ----------           -----------          -----------
         Total other expenses                  1,756,000            1,872,000             4,941,000            5,988,000
                                              ----------           ----------           -----------          -----------
(LOSS) BEFORE PROVISION
   (BENEFIT) FOR INCOME TAXES                 (1,460,000)            (760,000)             (629,000)          (1,717,000)

PROVISION (BENEFIT) FOR INCOME TAXES            (583,000)            (323,000)             (251,000)            (687,000)
                                              ----------           ----------           -----------          -----------
NET (LOSS)                                     ($877,000)           ($437,000)            ($378,000)         ($1,030,000)
                                              ==========           ==========           ===========          ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   2,213,000            2,213,000             2,213,000            2,213,000
                                              ==========           ==========           ===========          ===========
EARNINGS (LOSS) PER SHARE                         ($0.40)              ($0.20)               ($0.17)              ($0.47)
                                              ==========           ==========           ===========          ===========

         See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                   October 31,
                                                        --------------------------------
                                                           1995                  1994
                                                           ----                  ----
NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 5,575,000           $ 3,106,000
                                                       -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of film rights                            (6,386,000)           (2,990,000)
     Capital Expenditures                                      ---              (203,000)
     Proceeds from affiliate note receivable               100,000                   ---
                                                       -----------           -----------
             Net cash provided by investing activities  (6,286,000)           (3,193,000)
                                                       -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under line of credit      941,000              (420,000)
     Repayments of capital lease obligations               (46,000)                  ---
     Redemption of convertible senior subordinated deben   (12,000)              (44,000)
                                                       -----------           -----------
             Net cash used by financing activities         883,000              (464,000)
                                                       -----------           -----------

NET INCREASE (DECREASE) IN CASH                            172,000              (551,000)

CASH, BEGINNING OF PERIOD                                  360,000               702,000
                                                       -----------           -----------

CASH, END OF PERIOD                                    $   532,000           $   151,000
                                                       ===========           ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

    Acquisition of licensing rights under contract     $ 4,743,000           $ 7,096,000
    Write down of investment in affiliate                      ---               200,000



See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 31, 1995, and the results of its operations for the three-month and nine month periods ended October 31, 1995 and 1994.

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

4.  Commitments and Contingencies

    The Company has contracted for the production of three films that require payment of $2,400,000 upon delivery and acceptance. One film in the amount of $575,000 is scheduled for delivery in May, 1996, and a second film in the amount of $625,000 is scheduled for delivery in June, 1996 and the third film in the amount of $1,200,000 is scheduled for delivery in August, 1996.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table breaks down the Company's sales by percentage into the markets serviced.

                                      Three Months         Nine Months
                                         Ended                Ended
                                       October 31,          October 31,
                                     ---------------      ---------------
                                      1995      1994       1995     1994
                                     -------   -----      -------  ------
    Net Sales
      Video Sales
        Domestic Rental Market       45.2%       46%      48.5%       49%
        "Sell-Through" Market         3.1         2        7.8         1
      Ancillary Sales -
        Domestic Television          51.7        21       27.5        17
      Foreign Rights                  ---        27       18.9        32
      Theatrical                      ---         4        ---         1
                                     ----      ----       ----      ----
                                      100%      100%       100%      100%
                                     ====      ====       ====      ====

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

     While there was an increase in home video rental sales for the nine months, all of that increase occurred in the first quarter. The second and third quarter had decreases of 7% and 23% respectively from the comparable quarters in the last fiscal year. These decreases created a cash shortage so that the Company could not commence and complete production of new films. The decrease in sales for foreign rights was the result of no new films available for sale in this third quarter.

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

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

For the Three Months Ended October 31, 1995 and October 31, 1994

     Net sales decreased $557,000 or 17.5% from $3,168,000 last year to $2,611,000. The decrease was primarily a result of no sales for foreign rights in this quarter since the Company was financially unable to produce any new films for sale in this quarter. Last year's sales in the foreign marketplace for this same quarter were $1,067,000.

     There was a decrease in domestic home video sales of 23% as the Company released only two films into that market as opposed to its normal three films, one each month. These decreases were offset by an increase of more than $850,000 in sale of rights to the domestic television market.

     Cost of sales increased $259,000. This increase is primarily a write down of approximately $400,000 of the Company's video finished goods inventory to realizable cash value, offset by reductions in production of artwork and trailers cost reduction program.

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  (continued)

Liquidity and Capital Resources

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

     The Company had fully utilized its available line of credit at July 31, 1995 and had to rely on its current cash flow to meets its future obligations. The Company has incurred a substantial loss in this third quarter of 1995 creating a significant working capital shortfall and is unable to meet its current obligations to its creditors. Therefore, on December 1, 1995 the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. (see subsequent events)

     Cash flow from operating activities was $5,575,000 and was primarly the result of a $1,308,000 decrease in accounts receivable, and film cost amortization of $4,635,000. These amounts were partially offset by decreases in accounts payable and accrued expenses.

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

                           Subsequent Events


     As a result of the third quarter loss, the Company has experienced a significant working capital shortfall as its credit line has been fully utilized. On December 1, 1995, the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company is presently engaged in discussions with its lender regarding the use of cash collateral during the bankruptcy proceeding.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

                           Subsequent Events (continued)

     Turner Home Entertainment will continue to distribute the Company's films into the domestic video market. The three films to be distributed in the Company's fourth quarter include a sequel to its best selling series, "Night Eyes". However, the Company does not have sufficient capital to fully complete its calendar 1996 production and release schedule, nor to satisfy, in a timely fashion, its monetary obligations to certain of its larger creditors.

     The Company does not satisfy all of the guidelines for the continued listing of the Company's common stock on the American Stock Exchange. Accordingly, there can be no assurances that the Company's stock will continue to be listed. The American Stock Exchange has advised the Company that the existing trading halt will not be lifted until the Exchange has reviewed the Company's continued listing eligibility and its plan of reorganization.

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