Form 10-K
period 1996-01-31
PRISM ENTERTAINMENT CORP
filed 1996-05-16
CIK 773135

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended January 31, 1996.

                              OR

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13
      OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 [NO FEE REQUIRED]

      For the transition period from             to             .
                                     ------------   ------------

                        Commission file number 0-14023
                                               -------

                        PRISM ENTERTAINMENT CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                95-3897052
- -------------------------------             ----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

       1888 Century Park East, Suite 350, Los Angeles, California 90067
       ----------------------------------------------------------------
          (Address of principal executive offices)        (zip code)

       Registrant's telephone number including Area Code: (213)277-3270
                                                          -------------

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 Par Value Per Share
                    --------------------------------------
                               (Title of Class)

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          As of May 1, 1996, 2,213,000 shares of common stock were outstanding. It is not meaningful to present the aggregate market value of the outstanding stock of the registrant held by non-affiliates in view of the limited trading market in the Company's stock.

          Certain exhibits are incorporated by reference to the registrant's Form S-18 Registration Statement effective on August 14, 1985, the registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1986, the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1987, the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988, the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989, the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990, the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995, the registrant's Form S-2 Registration Statement effective on March 27, 1990 and the registrant's Form S-3 Registration Statement effective on February 16, 1993.

          The total number of pages in this report is 55. The exhibit index is located on pages 28 through 34.

                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

                                    General
                                    -------

          Prism Entertainment Corporation ("Prism" or the "Company"), a Delaware corporation, was incorporated on January 27, 1984. The Company has been engaged in the in-house production of theatrical and television films and other programming for distribution to the home video, pay and basic cable, network television and syndication, and theatrical markets worldwide. The Company also has acquired from third parties rights to such programming, primarily for distribution to the home video market. The Company has concentrated on developing and obtaining rights to programming which have not received as wide a theatrical distribution, if any, as first-run theatrical products.

          Through its Prism Pictures Corporation subsidiary ("Prism Pictures"), the Company has entered into development arrangements with film producers and others. Through its Prism Pictures International, Ltd. subsidiary ("Prism International"), the Company has licensed certain of the films produced by Prism Pictures into the foreign marketplace. Prism International also has acquired foreign rights to films from independent producers supplementing Prism Pictures' productions.

          Beginning in approximately the fiscal year commencing February 1, 1994, the Company experienced a substantial decline in sales of video cassettes to the domestic rental market. Management believes that this decline was a result of a trend in the retail video store market to purchase multiple copies of studio hits and fewer products of the type sold by the Company (i.e. "B" movies). This trend continued into the Company's fiscal year commencing February 1, 1995 causing a material reduction in available cash and receivables from sale of product. The reduction in receivables, in turn, decreased the borrowing base under its credit line with Imperial Bank which prevented the Company from producing new product. The result of the foregoing was that the Company lacked the necessary cash to operate its business and pay its creditors.

          On December 1, 1995, the Company and its subsidiaries filed a voluntary Chapter 11 petition and commenced a case (the "Bankruptcy Proceedings") under Chapter 11 of the United States Bankruptcy Code, which is still pending. Throughout the course of the Bankruptcy Proceedings, the Company has been operating as a debtor in possession. No trustee has been appointed and no motion has been filed for the appointment of a trustee. The Company has not yet filed a plan of reorganization. However, at the present time, the Company is in negotiations with Imperial Bank, its principal secured creditor, and the Official Committee of Unsecured Creditors ("Committee") concerning the formation of a consensual plan.

          During the course of the Bankruptcy Proceedings the Company has entered into a series of stipulations with Imperial Bank concerning the Company's use of the Bank's collateral, including "cash collateral," for its operations. These stipulations have all been approved by order of the Bankruptcy Court.

          In view of the Company's cash position, the Company is presently engaged in only limited business activities consisting of the sale of its existing film products and the attempt to presell certain ancillary rights for film properties owned by the Company which the Company would then use to obtain production financing.

          As a result of the contraction in the Company's business activity, the Company has terminated the employment of a number of its employees and management personnel, including its Senior Vice President of Sales & Marketing and the President of Prism Pictures.

          Management of the Company is presently focused on seeking merger/acquisition candidates. While the Company is actively engaged in discussions with one such candidate, no agreement has been entered into as of the date of this Report, and no assurance can be given that a transaction will be consummated with this or any other firm.

                             Products - Development
                             ----------------------

          During the period prior to the filing of the Bankruptcy Proceedings, the Company had focused on the in-house production of films through its Prism Pictures subsidiary. Prism Pictures functioned as a mini-studio coordinating producers, screenwriters and directors to develop scripts and evaluate production budgets, typically in the $1 million to $1.5 million range. As of March 31, 1996, Prism Pictures had developed, produced and financed approximately 52 motion pictures. Prism Pictures films have been distributed primarily to the home video, television/cable and foreign markets.

          Prism Pictures productions have been generally cast with at least two recognizable anchor "names". Examples of such actors include Martin Sheen (When the Bough

Breaks), Kelly Le Brock (Betrayal of the Dove) and Patsy Kensit (Bitter Harvest). In evaluating each film project separately, the Company attempted to produce films across all genres-drama, thriller, comedy, science fiction, family and action adventure. Prism Pictures films have been shot on location in the United States, Canada and abroad.

          In a typical production, Prism invested approximately 50% of the overall film budget for domestic rights to be payable upon delivery of the film with the remainder of the budget to be furnished by the producer or from the sale of foreign rights. In some cases, the Company has retained foreign rights to a number of films by financing all of the film budget.

          The Company is not presently engaged in any production activity.

                        Products - Acquisition of Rights
                        --------------------------------

          While prior to the filing of the Bankruptcy Proceedings the Company had focused on the development of its own product, the Company still acquired from third parties home video and television rights to films and other programming. In this regard, Prism obtained exclusive, fixed term licenses for home video rights from independent theatrical film producers, distribution companies, and others. The term of most of the licenses ranged from five to seven years although the term has been as long as twenty years where all rights were acquired. While the present consumer video cassette format consists primarily of VHS, Prism generally acquired rights sufficiently broad to encompass new formats of video cassettes (such as 8mm), video discs, videocartridges, videotape or similar audio-visual devices. The licenses typically required payment of non-refundable fixed royalty advances or guarantees recoupable out of royalties payable to the licensors. Such royalties were generally fixed percentages, customarily in the range of 10% to 30%, of Prism's gross receipts from video cassettes sold and not returned. The amount of royalty advances paid by Prism for home video rights to feature films generally ranged between $100,000 and $250,000 per title, and higher where additional rights were acquired.

          The Company is not presently engaged in any acquisition activity.

                         Home Video Marketing and Sales
                         ------------------------------

          The home video distribution business involves the promotion and sale of videocassettes and videodiscs to local, regional and national video retailers (e.g., video specialty stores, convenience stores, record stores and other outlets), which then rent or sell the videocassettes and videodiscs to consumers primarily for private viewing.

          Major feature films are usually scheduled for release in the home video market within four to six months after theatrical release to capitalize on the theatrical advertising and publicity for the film. Promotion of new releases is generally undertaken during the nine to twelve weeks before the release date. Videocassettes of feature films are generally sold to domestic wholesalers at approximately $50 to $60 per unit and generally are rented by consumers for fees ranging from $1 to $5 per day. Selected titles, including certain made-for-video programs, can be priced significantly lower to encourage direct purchase by consumers.

          As set forth above (See, "DESCRIPTION OF BUSINESS - General") the Company believes that home video retailers have been increasing their purchases of video cassettes of hit movies produced by the major studios, thus leaving little or no budget dollars for the purchase of the type of product produced by Prism.

          Pursuant to an Agreement dated November 8, 1994 (the "THE Agreement") between the Company and Turner Home Entertainment, Inc. ("THE"), the Company granted to THE the exclusive right to distribute the Company's new programming as well as the Company's existing library in the United States home video market. The term of ("THE") the THE Agreement is three years, and the Company was required to deliver no fewer than 9 pictures each year during such term which are in-house productions. THE is also granted the right of first negotiation to extend the term of the arrangement. Under the THE Agreement, THE is required to sell the Company's product, to bill and collect the revenues generated from sales, and to remit to the Company such collections less a distribution fee and distribution expenses incurred by THE on behalf of the Company. THE is obligated to make certain scheduled minimum payments to the Company recoupable from proceeds otherwise payable to the Company. As part of its obligations under the THE Agreement, THE is responsible for arranging for the manufacturing and distribution of the Company's video cassettes as well as billing and collection therefor. The Company is responsible for arranging for the packaging and artwork for the video boxes, and all marketing programs in support of the sales efforts.

          Because of the curtailment of the Company's production activities discussed above, THE's activities are currently limited to sales of existing products from Prism's library.

                                 Foreign Sales
                                 -------------

          In 1993, the Company formed Prism International to license Prism Pictures produced product into the foreign marketplace. Prism International has also acquired foreign rights to films from independent sources for license outside the United States. The Company is still engaged in the sale of foreign rights to its existing film library and films owned by third parties.

                                Ancillary Rights
                                ----------------

          The Company has formed a separate division within Prism Pictures to sell rights for Prism Pictures product to the domestic ancillary market, including pay-per-view, pay and basic cable, free television and laser discs. Several of the Company's films have been selected as premiere movies on pay cable channels such as HBO, Encore, Showtime and USA Network. The Company continues to license rights to its existing product for the ancillary market.

                                  Competition
                                  -----------

          The Company has faced substantial competition in producing programming, acquiring home video rights and in marketing home video cassettes. The Company's competitors include major studios and their affiliates, such as Universal, Walt Disney, Paramount, Warner Bros., CBS/Fox Video, Turner Broadcasting Systems/New Line Home Video and independent companies, such as Trimark Entertainment. In addition, Prism faces competition from a number of privately held production companies which target the home video market, including Full Moon Productions, Cinetel Films, Arrow Films Int'l., Vision Entertainment and Saban Productions. Many of these private companies have video distribution arrangements with major studios. As indicated above, many of the Company's competitors have available for distribution "A" quality films which have increasingly attracted the "buy" decisions of video retailers thus limiting the market available to the Company.

          In the international distribution market, the Company has competed with a wide range of companies from small independent production companies to sales agents acting as producers' representatives. Competitors in this market include Atlas Int'l. and Betafilm (Germany), Capitol Films (Britain), DB Media (Italy) and UGC Int'l. (France).

                                   Employees
                                   ---------

          As of January 31, 1996, the Company had 14 full-time employees working in executive, administrative, marketing and support capacities. No employee is represented by any union or guild. The Company believes that relations between the Company and its employees are satisfactory.


Item 2.  PROPERTIES
- -------------------

          The Company leases office space in Century City, Los Angeles, California, at an annual rent of approximately $195,000. The space is used for the Company's executive and business offices. The Company believes that the space is suitable and adequate for its current business needs.


Item 3.  LEGAL PROCEEDINGS
         -----------------

          Tom Coleman v. Prism Entertainment Corporation; Los Angeles Superior Court Case No. WEC 129295 (consolidated with C748210); Case No. 2 Civil B09586 in the Second Appellate District, California Court of Appeals

          Tom Coleman, the former principal shareholder and executive officer of Atlantic Entertainment Corporation ("Atlantic"), has sued the Company, its President Barry Collier, and its former director, Paul Levinson, in Los Angeles Superior Court alleging that he is a third party beneficiary of a purported 1988 agreement providing for the merger of Atlantic and the Company. In that alleged capacity, Coleman sued for breach of the alleged merger and for various alleged acts in the performance or making of the alleged merger agreement. On April 26, 1995, the Los Angeles Superior Court ruled in favor of defendants on their motion for summary judgment and ordered Coleman's case dismissed in its entirety, ruling that Coleman was not a third party beneficiary of the alleged merger agreement. On May 3, 1995, the Los Angeles Superior Court entered judgment in favor of all defendants. Coleman filed a motion for reconsideration of the Superior Court's ruling dismissing his case. The Court denied that motion on July 21, 1995. On August 4, 1995, Coleman appealed. That appeal is currently pending but has been stayed as against the Company because of its bankruptcy.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
                               (Not Applicable)

                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------

          Until November 30, 1996, the Company's common stock was traded on the American Stock Exchange under the symbol "PRZ". In response to the anticipated filing of the Bankruptcy Petition, the American Stock Exchange suspended trading for the Company's common stock pending review of the Company's Plan of Reorganization and its then eligibility for continued trading. Thereafter, the Common Stock has traded on a very limited basis on the NASD Electronic Bulletin Board. Listed below are the high and low sale prices for the Company's common stock for each full fiscal quarter ended from April 30, 1993 to November 30, 1995, as reported on the American Stock Exchange.


                                                  High      Low
                                                  ----      ---

     1993
       First Quarter..........................    5-1/4    3-3/8
       Second Quarter.........................    3-5/8    2-1/2
       Third Quarter..........................    3-5/8    2-5/8
       Fourth Quarter.........................    3-1/2    2-13/16

     1994
       First Quarter..........................    3-1/4    2-5/8
       Second Quarter.........................    3-3/8    1-7/8
       Third Quarter..........................    3-1/4    1-5/8
       Fourth Quarter.........................    2-5/16   1-5/8

     1995
       First Quarter..........................    1-7/8      15/16
       Second Quarter.........................    3-1/2    2-5/16
       Third Quarter..........................    3        1-7/8
       Fourth Quarter.........................    1-7/8    1-1/2

          The Company had approximately 750 beneficial holders of its common stock as of March 31, 1996.

          The Company has never paid a dividend and does not anticipate paying any dividends in the fiscal year ending January 31, 1997.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

          The financial information included in this table has been derived from the financial statements for the periods indicated. The financial statements for the years ended January 31, 1996, January 31, 1995 and January 31, 1994 have been audited by BDO Seidman LLP, independent certified public accountants, whose report is included elsewhere in this document. The financial statements for the years ended January 31, 1993 and January 31, 1992 were audited by other independent certified public accountants. The Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes thereto appearing elsewhere in this document.

                         STATEMENT OF OPERATIONS DATA

                             YEAR ENDED JANUARY 31
                    (in thousands except per share amounts)

                                         1996       1995        1994        1993       1992
                                         ----       ----        ----        ----       ----

Net Sales                              $15,798    $17,915     $20,018     $17,941    $ 10,598
Cost of Sales                           17,044     10,858      10,560       9,400       6,055
                                       -------    -------     -------     -------    --------
Gross Profit (Deficit)                  (1,246)     7,057       9,458       8,541       4,543
                                       -------    -------     -------     -------    --------
Expenses
  Selling, general
    and administrative                   7,326      7,642       8,333       8,605       7,531
  Other                                    148         --        (158)       (104)         14
                                       -------    -------     -------     -------    --------
(Loss) Income before
  provision (benefits)
  for income taxes and
  cumulative effect of
  accounting change                     (8,720)      (585)      1,283          40      (3,002)
Provision (benefit)
  for income taxes                        (914)      (187)         52          17        (819)
                                       -------    -------     -------     -------    --------
(Loss) Income before
  cumulative effect of change
  in accounting method                  (7,806)      (398)      1,231          23      (2,183)
Cumulative effect on
  prior years of changing method
  of accounting for income taxes            --         --         285          --          --
                                       -------    -------     -------     -------    --------
Net (loss) income                      $(7,806)   $  (398)    $ 1,516     $    23    $ (2,183)
                                       =======    =======     =======     =======    ========
PRIMARY EARNINGS PER SHARE
  (Loss) Income before
  cumulative effect of
  accounting change                    $ (3.53)   $  (.18)    $   .56     $   .01    $  (1.04)

  Cumulative effect
  of accounting change                      --         --         .13          --          --
                                       -------    -------     -------     -------    --------
  Net (loss) income  per share         $ (3.53)   $  (.18)    $   .69     $   .01    $  (1.04)
                                       =======    =======     =======     =======    ========


                                          1996       1995        1994        1993        1992
FULLY DILUTED EARNINGS PER SHARE
  (Loss) Income before
  cumulative effect
  of accounting
  change                               $ (3.76)   $  (.18)    $  (.57)    $   .01     $ (1.04)

  Cumulative effect
  of accounting
  change                                    --         --         .09          --          --
                                       -------    -------     -------     -------    --------

  Net (loss) income
  per share                            $ (3.76)   $  (.18)    $   .66     $   .01     $ (1.04)
                                                  =======     =======     =======    ========

Weighted average
  number of
  common shares
  outstanding

  PRIMARY                                2,213      2,213       2,195       2,098       2,097
                                       =======    =======     =======     =======    ========

  DILUTED                                2,213      2,213       3,203       2,098       2,097
                                       =======    =======     =======     =======    ========

Total Assets                           $15,444    $29,403     $27,040     $21,778     $20,166
                                       =======    =======     =======     =======    ========

Cash Dividends                              --         --          --          --          --


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        --------------------------------------------------

Results of Operations
- ---------------------

          The following table breaks down the Company's sales by percentages into the markets serviced.

                                            Year Ended January 31
                                           ------------------------
                                            1996     1995      1994
                                           -----     ----      ----
Net Sales
 Video Sales - Domestic
  Rental Market                            50.7%    49.4%     67.8%
  "Sell-Through Market" U.S.                7.0      1.8       2.7
 Ancillary Sales - Television
  Rights - Domestic                        25.5     22.0      11.5
 Foreign Rights                            16.8     24.3      18.0
 Theatrical                                  --      2.5        --
                                          -----    -----     -----
                                          100.0%   100.0%    100.0%

Years ended January 31, 1996 and January 31, 1995
- -------------------------------------------------

          Net sales decreased $2,117,000 or 11.8% from $17,915,000 last year to $15,798,000. the decrease was primarily a result of a 38.8% decrease in sales of rights in the foreign marketplace since the Company was financially unable to produce any new films for sale at the last two major markets, i.e. the Cannes Film Festival in May, 1995 and MIFED in Milan, Italy in November 1995.

          Sales of video cassettes to the home video rental market decreased 10% as a result of a greater number of films released by the studios which have been released theatrically and had large box office receipts. Films with box office receipts are selected for purchase by the home video retailer prior to selecting direct to video films. There were no domestic theatrical releases in the current year.

          The decreases were offset by an increase of $785,000 in cassette sales to the home video "sell-through" market. However, the profit margin of "sell-through" videos is very small compared to the video rental market. "Sell-through" product retail price is $9.95 compared to $79.95, $89.95 and $92.95 for rental product.

          In November 1994, the Company entered into a three year exclusive domestic distribution agreement with Turner Home Entertainment, Inc. The agreement provides that Turner assume all domestic sales responsibility for the Company's product in the domestic home video market, both rental and "sell-through."

          Ancillary sales, sales of domestic television rights were approximately the same for both years.

          Cost of sales increased $6,186,000, from $10,858,000 for the year ended January 31, 1995 to $17,044,000 for the year ended January 31, 1996. The majority of the increase is due to an increase of $5,352,000 in amortization expense based on a revision of the Company's estimated ultimate revenues. Also, distribution expenses increased $765,000 as a result of the fees earned by Turner for the domestic home video sales into the rental and "sell-through" markets. The remaining difference is primarily a write down of the Company's video finished goods inventory to realizable cash value, offset by reductions in production of artwork and trailers as part of the Company's cost reduction program.

          Selling, general and administrative expenses decreased $504,000. This is due primarily to a decrease in advertising and selling expenses since these activities are now the responsibility of Turner pursuant to the distribution agreement.

          Interest expense and loan costs increased $175,000 due to increased borrowings under the Imperial Loan Agreement and payment schedules negotiated with several creditors requiring interest payments.

          Interest income decreased $13,000 as the Company's shortage of cash did not allow for any short term investments compared to last year.

          The Company recorded an income tax benefit of $914,000 in the year ended January 31, 1996 relating to the reversal of temporary differences against the deferred tax liability.

Years ended January 31, 1995 and January 31, 1994
- -------------------------------------------------

          Net sales decreased 10.6% from $20,018,000 to $17,914,000.  The decrease was the result of a 35% decrease in home video sales to the rental market. Direct to video sales to the home video rental market were negatively affected by a greater number of films released by the studios which have been released theatrically and had large box office receipts. Films with box office receipts are selected for purchase by the home video retailer prior to selecting direct to video films. In addition, introduction of computer games to video rental stores caused a redirection of amounts otherwise available to purchase "B" titles.

          Sales of films into the foreign marketplace and sales of ancillary rights for domestic viewing increased by 40% from last year with the introduction of films produced in 1992 by the Company's Prism Pictures subsidiary. These sales partially offset the home video market decline.

          The Company also had domestic theatrical sales of $450,000 from its first theatrical release of a Prism Pictures film, "A Million to Juan".

          In September, 1993, the Company repriced 20 films from its catalog for the home video "sell-through" market. This was the Company's first "sell-through" promotion in approximately two years, resulting in more than $300,000 in sales during fiscal 1995 and more than $500,000 during fiscal 1994.

          Cost of sales increased $296,000 primarily from an increase in film costs and increase in distribution, production, artwork and trailers needed to support the entry into the foreign and theatrical markets and the increase in ancillary sales to the domestic television marketplaces.

          Selling, general and administrative expenses decreased $861,000 from $7,353,000 to $6,492,000. This is primarily due to a decrease in advertising of $691,000 and the remaining decrease in selling expenses. In the July 31, 1994 quarterly report, the Company announced it had instituted cost reductions in the areas of distribution, sales and marketing. This decrease is the first result of this program.

          Interest expense increased $71,000, from $939,000 to $1,010,000 primarily from an increase in the prime rate on the Company's bank debt during the year. Interest income decreased by $57,000 from $101,000 to $44,000 since the Company utilized the majority of its cash to produce films and did not have the level of short term investments compared to last year.

          Loan costs included the amortization of the costs related to the Convertible Subordinated Debentures over a 10-year period, the life of the Debentures, and the Bank of America NT & SA commitment fee for the Company's renewal of its line of credit.

          The benefit for income taxes of $187,000 for the year ended January 31, 1995 is the result of deferred tax liability reversing in the current year.

          Net income before taxes decreased $2,164,000 as compared to last year due to lower sales of $2,104,000, partially offset by lower selling and general administrative expenses.

Liquidity and Capital Resources
- -------------------------------

          The Company finances its activities from cash flow and borrowing from banks and other financial institutions and from the public debt market.

          On March 13, 1995, the Company and Imperial Bank of Los Angeles, California entered into an agreement for the bank to supply the Company with a $6,000,000 revolving line of credit secured by the assets of the Company, reducing to $5,000,000 on December 31, 1995 with an expiration date of June 16, 1996. This replaced the Company's previous $5,000,000 line of credit with Bank of America NC & SA.

          The Company had fully utilized its available line of credit at July 31, 1995 and had to rely on its current cash flow to meet its future obligations. The Company had incurred a substantial loss in the fiscal years ended January 31, 1995 and 1996 creating a significant working capital shortfall and was unable to meet its current obligations to its creditors. Therefore, on December 1, 1995 the Company filed for reorganization under Chapter 11 of the Bankruptcy Code. Since that date, the Company has been operating as a debtor in possession. The Company has entered into a series of stipulations with Imperial Bank concerning the Company's use of the Bank's collateral, including "cash collateral," for its operations.

          Cash flow from operating activities for the year ended January 31, 1996 was $1,288,000, which is a $2,375,000 decrease in cash flow from operating activities from $3,663,000 from the year ended January 31, 1995. The decrease was a result of the following: a reduction in the balance of accounts receivable between years of $2,635,000 and an increase in film cost amortization of $5,352,000, offset by a reduction in minimum guarantees of $6,215,000. The increase in amortization was a result of the Company revising their estimates of ultimate revenues. The reduction in minimum guarantees was a result of the Company producing fewer films in the current year.

          Cash flow from operating activities for the year ended January 31, 1995 was $3,663,000, or an increase of $56,000 over the year ended January 31, 1994. The increase was principally due to a decrease in net income of $1,914,000 offset by an increased gross accounts receivable of $348,000 compared to an increase in gross accounts receivable of $1,901,000 in the previous year.

          Cash used in investing activities for the year ended January 31, 1996 was $1,994,000, which is a $1,632,000 decrease in usage from the year ended January 31, 1995. This decrease was primarily the result of a decrease in the purchase of licensing rights of $1,538,000 between years.

          Cash used in investing activities for the year ended January 31, 1995, was $3,626,000 or a decrease of $3,329,000 over the year ended January 31, 1994. The decrease was primarily attributable to a decrease of $3,368,000 for the purchase of licensing rights.

          Cash provided by financing activities was $935,000 during the year ended January 31, 1996, compared to cash used in financing activities of $379,000 for the year ended January 31, 1995, which is a net change of $1,214,000. The change was primarily the result of the Company drawing down its line of credit to finance operations.

          Cash Flows from financing activities for the year ended January 31, 1995 was ($379,000) or a decrease of $2,149,000 over the year ended January 31, 1994. This decrease was primarily attributable to a decrease of $2,036,000 in net borrowing on the line of credit.

          The Company incurred a loss of ($8,315,000) for the year ended January 31, 1996 and has an accumulated deficit in retained earnings of ($4,950,000) at January 31, 1996. Further, the Company is in default under the terms of its line of credit agreement. Because of these and other factors, the Company is in reorganization under the federal bankruptcy laws in the United States Bankruptcy Court. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

          Management's plans in this regard are to present a Plan of Reorganization for approval by the Bankruptcy Court and will include a significant reduction of the Company's pre-petition obligations and may include plans to merge with or acquire certain companies which the Company feels would complement its business activities. There can be no assurance that the Company will successfully reorganize under the federal bankruptcy laws.

New Accounting Pronouncements
- -----------------------------

          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption of SFAS No. 121 to have a material affect on its financial position or results of operations.

          Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquired goods or services from nonemployees in exchange for equity instruments. The Company has determined it will not change its accounting policy for stock based compensation and will provide the required supplemental financial statement disclosures.

Seasonality
- -----------

          Industry statistics and the Company's operating history indicate there is a summer sales decline in the home video rental market.

Inflation
- ---------

          Management believes that inflation is not a material factor in the operation of its business at this time.


Item 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA
          ------------------------

          The Financial Statements of the Company filed with and as part of this Report are hereby incorporated by reference. (See Item 14 of this Report.)


Item 9.   CHANGES IN AND DISAGREEMENTS WITH
          ----------------------------------
          ACCOUNTANTS ON ACCOUNTING AND
          ------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          None.

                                   PART III
                                   --------

          The following information (Items 10, 11, 12 and 13) is provided as a part of this Report as the Company does not anticipate filing its definitive Proxy Statement for its annual meeting of stockholders within 120 days following the end of its 1996 fiscal year.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS
- -------   --------------------------------

                                   Directors
                                   ---------

          The following table identifies the directors of the Company, their respective ages, the year in which each was first elected or appointed a director and, where applicable, any other office of the Company held by each director. Each director is expected to hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.

                                   Director of
                                   the Company      Other Positions
Name                      Age         Since           with Company
- ----                      ----     -----------      ---------------

Barry Collier              53         1984          President; Chief
                                                    Executive Officer;
                                                    Chief Operating
                                                    Officer

Peter M. Graham            40         1994          None

          Mr. Graham resigned as a director of the Company May 15, 1996.

          The business background of each of the Company's directors is described below.

                               Executive Officers
                               ------------------

          The following table identifies the executive officers of the Company, their respective ages and the year in which each was first appointed an executive officer. Each executive officer serves at the discretion of the Board of Directors, subject to the terms of any employment contract.

                                                               Officer
Name                      Age        Office                     Since
- ----                      ----     -----------                 -------
Barry Collier              53      Chairman of the Board and    1984
                                   President; Chief Executive
                                   Officer; Chief Operating
                                   Officer

Earl Rosenstein            63      Senior Vice President;       1985
                                   Secretary; Chief Financial
                                   Officer

                              Business Experience
                              -------------------

          The following section summarizes the present occupation and prior business experience during the past five years for each director and executive officer of the Company:

          Barry Collier has been a director, President and Chief Operating Officer of the Company from its inception and served as its Secretary from its inception until June 12, 1985, when he became Chief Executive Officer. Mr. Collier served as Chairman of the Board from 1990 to 1994. Mr. Collier served as a director, President and Chief Operating Officer of the Company pursuant to an Employment Agreement between the Company and Mr. Collier. That Agreement was terminated on August 1, 1985, but Mr. Collier now serves as President, Chief Executive Officer and Chief Operating Officer pursuant to a new Employment Agreement, effective August 1, 1985, as amended March 2, 1988 and on August 12, 1993.

          Earl Rosenstein has been Chief Financial Officer, Vice President and Secretary of the Company since June 12, 1985 and served as a director of the Company from 1985 to 1994. Since February 1987, he has been Senior Vice President of the Company.

          Since 1990, 1989 and 1982, respectively, Mr. Graham has been Chairman of the Executive Committee, Director of Corporate Finance and a Director of Ladenburg, Thalmann & Co. Inc., a company engaged in investment banking. Mr. Graham is a director of Regency Equities Corp., a company engaged in real estate investment business. Mr. Graham is also a Director of Rudy's Restaurant Group, a company engaged in the restaurant business, Suspension & Parts Industries, Ltd., a company which designs, develops and markets suspension system components, and Seventh Generation, a company which distributes via catalog environmental products.


Item 11.  EXECUTIVE COMPENSATION
- -------   ----------------------

          The following table sets forth information concerning compensation paid (or earned by the named individuals) by the Company and Prism Pictures for the fiscal years ended January 31, 1996, 1995 and 1994 to individuals who were at January 31, 1996 the chief executive officer and the other executive officer employed by the Company as of January 31, 1996 who earned more than $100,000 for the last fiscal year:

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                                                             Other        Stock
                                                             Annual      Options
Name and Principal                    Salary     Bonus      Compensa-     # of
     Position                 Year      ($)      ($)(1)       tion       Shares
- ------------------            ----   --------   ---------   ---------   -------
Barry Collier                 1996    436,645       --         --         --
President; Chief              1995    447,319       --         --         --
Executive Officer;            1994    421,985     64,000       --         --
Chief Operating
Officer

Earl Rosenstein               1996    138,497       --         --         --
Senior Vice President;        1995    147,930       --         --         --
Chief Financial Officer;      1994    150,000     20,000       --         --
Secretary


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
              ---------------------------------------------------
                          AND FY-END OPTION/SAR VALUES
                          ----------------------------

                                                        Number of
                                                        Securities      Value of
                                                        Underlying      Unexercised
                                                        Unexercised     In-the-Money
                                                        Options/SARs    Options/SARs at
                                                        at FY-End(#)    FY-End($)

                  Shares Acquired                       Exercisable/    Exercisable/
Name               on Exercise(#)   Value Realized($)   Unexercisable   Unexercisable
- ---------------   ---------------   -----------------   -------------   ---------------
Barry Collier           NA                 NA           NA                 NA
Earl Rosenstein         -0-                -0-          30,000/0           0/NA

                               Stock Option Plan
                               -----------------

          The Company maintains a Stock Option Plan (the "Plan"), effective as of June 12, 1985 and amended as of January 1, 1987 and as amended and readopted on August 12, 1993, which provides for the grant of options to purchase up to 200,000 shares of the Company's common stock. Pursuant to the Plan, persons classified by the Board of Directors (or a committee thereof) as key employees of the Company and its subsidiaries, directors of the Company and its subsidiaries and certain independent contractors of the Company and its subsidiaries, by reason of their contribution to the success of the Company and its subsidiaries, may be granted stock options intended to qualify as incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options, at the discretion of the Board.

Independent contractors and nonemployee directors are only eligible for nonqualified stock options.

          The exercise price of the option shares cannot be less than the fair market value of the Company's common stock on the date of grant, except that options granted to any individual who at the time the option is granted owns more than 10% of the stock of the Company cannot be less than 110% of the fair market value on the date of grant. Upon the grant of an option, the optionee is required to enter into an agreement setting forth the terms of the option. No option under the Plan may be exercised after ten years following the date of grant and any option granted to any person then owning 10% or more of the voting power of the Company must expire within five years of grant. Cash must be paid for the purchase of the stock upon exercise of the option. No ISO granted before January 1, 1987 may be exercised if a previous ISO is outstanding (within the meaning of Section 422A of the Code). The Plan will expire on June 12, 1995.

          Options granted under the Plan are exercisable only while the optionee is employed by or providing services to the Company or to its subsidiaries, except that if the optionee's termination results from disability of the optionee, the option may be exercised within one year from the date of disability of the optionee, and if such termination results from the death of the optionee, the option may be exercised (unless it provides to the contrary) by the optionee's legal representatives to the extent it was exercisable on the date of the optionee's death. The other terms and conditions of the options, including the period and manner in which an option may be exercised, are to be established by the Board. The Board may amend or discontinue the Plan at any time.

          At a Board of Directors meeting held November 9, 1988, all stock options then existing, subject to the written agreement of each person then holding an option, were cancelled effective that date and new options were issued effective that date in substitution of the cancelled options at an exercise price of $3.125 per share, the closing price of the Company's common stock on the American Stock Exchange on that date. All of the persons holding options at November 9, 1988, have agreed in writing to the cancellation of their outstanding options and the issuance of new options. The effect of this action was to lower the exercise price of the outstanding options, but the Company's Board of Directors believes that such action is consistent with the purpose and intent underlying the Plan.

          As of April 15, 1996, options for the purchase of 50,000 shares were outstanding and held by six employees, two of whom are executive officers. The exercise prices for the options range from $2.50 to $3-1/8 per share. No options were exercised in the past fiscal year.

                              Employee Bonus Fund
                              -------------------

          The Company has a policy of reserving up to 6% of its pretax profits as an employee bonus fund out of which bonuses may be paid to key employees (other than Mr. Collier, who is not eligible) as and when determined by the Board of Directors in its sole discretion. The Board has the right to amend or to terminate this policy at any time. For the year ended January 31, 1996, no bonuses were accrued under this policy.

                           Compensation to Directors
                           -------------------------

          During the fiscal year ended January 31, 1996, directors of the Company who are also officers did not receive any compensation for their services as directors. Each director of the Company, other than those who are officers of the Company or its affiliates, is entitled to receive $5,000 per year, plus reimbursement of expenses incurred as a director.

                   Provisions upon Termination of Employment
                   -----------------------------------------

          Pursuant to a March 2, 1988 Amendment to Mr. Collier's Employment Agreement, in the event that Mr. Collier's employment is terminated prior to the expiration of the term for any reason other than "justifiable cause" (as defined in the Agreement), the Company will pay Mr. Collier $440,000 for each year remaining in the term plus an additional sum of $440,000. Pursuant to an Amendment as of August 12, 1993, the term of Mr. Collier's employment agreement was extended to July 31, 1998.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------   ---------------------------------------------------
          MANAGEMENT
          ----------

                Security Ownership of Certain Beneficial Owners
                -----------------------------------------------

          The following table identifies the persons and entities known by the Company to be the beneficial owners of 5% or more of the Company's outstanding voting securities as of March 31, 1996:

Name and Address of               Amount and Nature of   Percent of
Beneficial Owner (1)(2)           Beneficial Ownership     Class
- -------------------------------   --------------------   ----------
Barry Collier(3)(4)                      650,000            29.4

Investors (5)                            756,000            34.3

KuwAm Corporation (5)(6)(7)              679,000            30.6

Mishal Y. Al Sabah (5)                    32,000             1.4


Special Situation Investment
  Holdings, Ltd. (5)(6)                 632,000             28.6

Special Situation Investment
  Holdings, L.P. II(5)(6)                25,000              1.1

Wirt D. Walker III(5)(6)(8)             758,000             34.3

_______________

(1) The address of Mr. Collier is 1888 Century Park East, Suite 350, Los Angeles, California 90067. The address of each of the Investors is 2600 Virginia Avenue N.W., Suite 900, Washington, D.C. 20037.

(2) The information was furnished by the named persons, or is contained in filings made by certain named persons with the Securities and Exchange Commission.

(3) Including 305,750 shares owned of record by Mr. Collier which were pledged to Palan Settlement Trust ("Palan"), the predecessor in interest to Batur Lake, Inc. and Betula Holdings, Inc., to secure a debt. On June 29, 1985, Mr. Collier purchased 305,750 shares of the Company's common stock from Palan, which shares are pledged to Palan to secure the deferred purchase price owed to Palan. Under the terms of the pledge, Mr. Collier retains voting rights and the right to receive cash dividends. Shares will be released from the pledge on a pro rata basis as and when portions of the deferred purchase price are paid to Palan. The deferred purchase price is payable from proceeds to Mr. Collier of the sale of any of his common stock or the shares of common stock held in trust for his children after such time as aggregate proceeds of such sales exceed $500,000. Mr. Collier has the obligation to pay the deferred purchase price only and to the extent that he can lawfully sell any of such common stock. The Company is not a party to the pledge and has not undertaken any obligation regarding the sale to Mr. Collier. However, if Mr. Collier defaults in payments, Batur Lake, Inc. and Betula Holdings, Inc., as successors to Palan's rights with respect to the pledge, have the right to retain or to sell the pledged shares to satisfy the unpaid balance of the purchase price.

(4) Including 137,000 shares held of record by trusts for Mr. Collier's children for which Mr. Collier's brother is trustee. The trustee has sole voting and investment power with respect to the shares held by such trusts. Mr. Collier has sole voting and investment power over the remaining 513,000 shares.

(5) The "Investors" are KuwAm Corporation (the general partner of Special Situation Investment Holdings, Ltd. and Special Situation Investment Holdings, L.P. II); Special Situation Investment Holdings, Ltd.; Special Situation Investment Holdings, L.P. II; Mishal Y. Al Sabah; and Wirt D. Walker III. The Investors have filed statements on Schedule 13D with the Securities and Exchange Commission with respect to their ownership of shares of common stock. The shares of the Investors are held of record as follows: KuwAm Corporation -- 22,000 shares, Special Situation Investment Holdings, Ltd. -- 632,000 shares, Special Situation Investment Holdings, L.P. II -- 25,000 shares, Mishal Y. Al Sabah -- 32,000 shares, and Wirt D. Walker III and Sally Walker -- 25,000 shares.

(6) Mr. Walker is a director and Managing Director of KuwAm Corporation. By reason of the foregoing and other relationships with members of the Investors, Mr. Walker may be deemed to share voting and investment power with respect to the shares owned by KuwAm Corporation, Special Situation Investment Holdings, Ltd., Special Situation Investment Holdings, L.P. II and Mr. Al Sabah.

(7) Includes 632,000 and 25,000 shares held of record by Special Situation Investment Holdings, Ltd. and Special Situation Investment Holdings, L.P. II, respectively.

(8) Includes 632,000 shares, 22,000 shares, 32,000 shares and 25,000 held of record by Special Situation Investment Holdings, Ltd., KuwAm Corporation, Mr. Al Sabah, and Special Situation Investment Holdings L.P. II, respectively, 2,000 shares held by Mr. Walker, as custodian for W. Alexander Walker, and 20,000 shares purchasable by Mr. Walker upon exercise of Nonqualified Stock Options granted pursuant to the Company's Stock Option Plan.


                        Security Ownership of Management
                        --------------------------------

          The following table sets forth the beneficial ownership of the Company's common stock by (i) each director, individually, and (ii) all directors and officers of the Company, as a group, as of March 31, 1996:

Name and Address of              Amount and Nature of   Percent of
Beneficial Owner(1)              Beneficial Ownership     Class
- ------------------------------   --------------------   ----------

Barry Collier(2)                        650,000             29.4
  1888 Century Park East
  Suite 350
  Los Angeles, CA  90067

Peter Graham(3)                         44,500               2.0
  540 Madison Avenue
  New York, New York 10022

All Directors and Officers
  as a Group (3 persons)(4)             724,500             32.3

_______________

(1)  The information was furnished by the named persons.

(2) See notes 3 and 4 under "Security Ownership of Certain Beneficial Owners," above.

(3) Includes 10,000 shares held of record by a trust for Mr. Graham's mother for which Mr. Graham is a co-trustee. As co-trustee, Mr. Graham shares voting and investment power over such shares.

(4) Includes 30,000 shares purchasable by Mr. Rosenstein upon exercise of Incentive Stock Options granted pursuant to the Company's Stock Option Plan.

                               Change in Control
                               -----------------

          See note 3 under "Security Ownership of Certain Beneficial Owners," above.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------   ----------------------------------------------

                                   Ron Berger
                                   ----------

          Mr. Berger, a director of the Company until his resignation in November, 1995 is Chairman of the Board, President and Chief Executive Officer of Rentrak Corporation ("Rentrak"). During the year ended January 31, 1996, the Company had sales of $694,517 to Rentrak. In December 1992, Prism and Rentrak entered into an agreement (the "PPT Agreement") pursuant to which Prism appointed Rentrak as a distributor for Prism's home video products through Rentrak's pay-per-transaction system ("PPT System"). The PPT Agreement was amended on February 28, 1994. The PPT System requires a participating home video retailer to pay to the distributor a per transaction fee for each rental or sale of a video product to a consumer.

                            PART IV
                            -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
          REPORTS ON FORM 8-K
          -------------------------------------------

          (a) The following financial statements, schedule and exhibits are filed with and as a part of this Report:

                                                   Page No(s).
                                                   -----------
 (1)   Financial Statements
       --------------------

       Index to Financial Statements                    36

       Independent Certified Public                     F-1
       Accountants' Reports

       Consolidated Balance Sheets as                   F-2
         of January 31, 1996 and 1995

       Consolidated Statements of Operations            F-4
         for years ended January 31, 1996,
         1995 and 1994

       Consolidated Statements of                       F-5
         Stockholders' Equity (Deficit)
         for years ended January 31, 1996,
         1995 and 1994

       Consolidated Statements of Cash                  F-6
         Flows for years ended
         January 31, 1996, 1995 and 1994

       Summary of Accounting Policies                   F-8

       Notes to Consolidated Financial                  F-10
         Statements

(2)    Financial Statement Schedules
       -----------------------------

       Schedule II - Valuation and                      S-1
         Qualifying Accounts


       All other schedules are omitted because they are not required, are inapplicable, or the information is included in the Financial Statements or Notes thereto.

  (3)   Exhibits
        --------

  Exhibit
    No.     Title                                         Page No(s).
  -------   -----                                         -----------

    3.1     By-laws of Registrant, as amended
            to date. 5/
                     -

    3.2     Certificate of Incorporation of
            Registrant, as amended to date. 5/
                                   -

    4.1     Form of Indenture by and between the
            Company and National City Bank of
            Minneapolis regarding 13% Convertible
            Senior Subordinated Debentures due
            1999. 7/
                  -

   10.1     Amended Stock Option Plan of the Company,
            dated January 1, 1987. 4/
                                   -

   10.2     Employment Agreement, dated June 26,
            1985, between Barry Collier and the
            Company. 1/
                     -

   10.3     Amendment to Employment Agreement,
            dated March 2, 1988, between Barry
            Collier and the Company. 5/
                                     -

   10.4     Employment Agreement, dated as of
            February 1, 1986, between Earl
            Rosenstein and the Company. 5/
                                        -

   10.5     PPT Vendor Agreement, dated March 23,
            1988, between National Video, Inc.
            and the Company. 6/
                             -

   10.6     Deal Memorandum, dated August 31, 1987,
            between Gaga Communications, Inc. and
            the Company. 5/
                         -

   10.7     Duplication Agreement, effective
            January 1, 1989, between West Coast
            Video Duplicating, Inc. and the
            Company. 6/
                     -

   10.8     Videogram Rights Agreement, dated
            June 26, 1985, between Palan
            Entertainment Corporation, Mr. Levinson
            and the Company. 1/
                             -

  Exhibit
    No.     Title                                         Page No(s).
  -------   -----                                         -----------

   10.9     License Agreement, dated February 5,
            1985, between Palan Entertainment
            Corporation Limited (U.K.) and the
            Company pertaining to the motion
            picture entitled "Sakharov." 1/
                                -

   10.10    License Agreement, dated as of
            March 12, 1985, between Palan
            Entertainment Corporation Limited
            (U.K.) and the Company pertaining to
            the following motion pictures:
            "Bad Man's River," "The Big Combo,"
            "Captain Apache," "Crucible of
            Terror," "Cry of Battle," "Day of
            the Triffids," "Fifth Day of Peace,"
            "God's Little Acre," "Have a Good
            Funeral, My Friend," "Horror Express,"
            "House of Seven Corpses," "The Mad
            Bomber," "Men in War," "Pancho Villa,"
            "Psychomania," "A Town Called Hell,"
            and "Unknown World." 1/
                                 -

   10.11    Memorandum of Agreement, dated
            July 2, 1984, between Donald Rankin
            and the Company. 1/
                             -

   10.12    License Agreement, dated March 15,
            1985, between American National
            Enterprises, Inc. and the Company
            pertaining to the following motion
            pictures:  "Ironmaster," "Hooch,"
            "Johnny Firecloud," "South Seas
            Massacre," "Smoke In the Wind,"
            "Little Moon and Jud McGraw," "The
            Last Reunion," "Medusa," "Pushing
            Up Daisies," "Pursuit," "The
            Invincible Barbarian," "Evidence
            of Power," "Day of the Assassin,"
            "Beasts," "Bimini Code," "Escape
            From Angola," "This Time Forever,"
            "My Old Man," "Didn't You Hear,"
            "Four Against the Desert," "Once
            Upon A Scoundrel," "Lost," "Goldenrod,"
            "Spittin' Image," "Ninja Wars," "2
            Catch 2," "The Devil and LeRoy Bassett,"
            "Vultures," "Scuba," and "Renegade
            Ninjas," plus six titles to be agreed
            upon by the parties at a later date. 1/
                                                 -

   10.13    License Agreement, dated July 23, 1985,
            between the Company and Palan

  Exhibit
    No.     Title                                         Page No(s).
  -------   -----                                         -----------
            Entertainment Corporation Limited
            (U.K.) pertaining to the following
            motion pictures:  "Derby," "Dr. Death,"
            "Georgia, Georgia," "Hammersmith is Out,"
            "Mind Snatchers," "Today We Kill
            Tomorrow We Die," "Ben," "Willard,"
            "Goodbye Gemini," "House That Dripped
            Blood," "I Want What I Want," "Statue,"
            "Dan Candy's Law," "Changes," "Digby,"
            "Follow Me," "Fools," "Girly," "Hot Rod
            Action," "How to Seduce a Woman," "If He
            Hollers Let Him Go," "My Old Man's Place,"
            "Puppet on a Chain," "Say Hello to
            Yesterday," "Seizure," "The Pyx," and
            "Girl in Blue." 1/
                            -

   10.14    License Agreement, dated July 9, 1985,
            between Palan Entertainment Corporation
            Limited (U.K.) and the Company pertaining
            to the motion picture entitled "Enola
            Gay." 1/
                  -

   10.15    Agreement for Reciprocal First
            Negotiation and First Refusal Rights,
            dated August 7, 1985, between
            Prestwich Holdings PLC and the
            Company. 1/
                     -

   10.16    License Agreement, dated October 1,
            1985, between Palan Entertainment
            Corporation Limited (U.K.) and the
            Company regarding the film known as
            "Three Sovereigns for Sarah." 2/
                                          -

   10.17    License Agreement, dated October 1,
            1985, between Palan Entertainment
            Corporation Limited (U.K.) and the
            Company regarding the film known as
            "Killing 'Em Softly." 2/
                                  -

   10.18    License Agreement, dated April 1,
            1986, between the Company and Palan
            Entertainment Corporation Limited
            (U.K.) regarding the film known as
            "Night Train to Terror." 3/
                                     -

  Exhibit
    No.     Title                                         Page No(s).
  -------   -----                                         -----------

   10.19    License Agreement, dated July 3,
            1986, between the Company and Palan
            Entertainment Corporation Limited
            (U.K.) regarding the film known as
            "Hush Little Baby." 4/
                                -

   10.20    License Agreement, dated December 4,
            1986, between the Company and Palan
            Entertainment Corporation Limited
            (U.K.) regarding the film known as
            "Junior." 4/
                      -

   10.21    License Agreement, dated December 16,
            1986, between the Company and Palan
            Entertainment Corporation Limited
            (U.K.) regarding the films known
            as "Bloody Wednesday" and "Savage
            Journey." 4/
                      -

   10.22    Subdistribution Agreement, dated
            January 14, 1987, between the Company
            and Palan Entertainment Corporation
            Limited (U.K.) regarding nine titles. 4/
                                                  -

   10.23    First Amendment to Employment
            Agreement, dated as of February 1,
            1989, between Earl Rosenstein and
            the Company. 6/
                         -

   10.24    Employment Agreement, dated as of
            February 1, 1989, between Joseph
            Petrone and the Company. 6/
                                     -

   10.25    Home Video License Agreement, dated
            as of January 10, 1989, between
            Starmaker Entertainment, Inc.
            ("Starmaker") and the Company,
            with respect to fifty titles, as
            amended on April 25, 1989. 6/
                                       -

   10.26    Letter Agreement, dated January 10,
            1989, between Starmaker and the
            Company, amending the Videogram
            Rights Agreement. 6/
                              -

   10.27    Home Video License Agreement,
            dated April 26, 1989, between
            the Company and Starmaker, with
            respect to fifty titles. 6/
                                     -

  Exhibit
    No.     Title                                         Page No(s).
  -------   -----                                         -----------

   10.28    Home Video License Agreement,
            dated April 26, 1989, between
            the Company and Starmaker, with
            respect to thirty-seven titles. 6/
                                            -

   10.29    Distribution Agreement dated as of
            November 30, 1989 between the Company
            and Paramount Pictures Corporation. 7/
                                                -

   10.30    Warrant held by Paramount Pictures
            Corporation for the purchase of up to
            500,000 shares of Common Stock of
            the Company. 7/
                         -

   10.31    Agreement dated July 5, 1989 between
            the Company and I. Friedman Equity,
            Inc. regarding the provision of
            financial consulting services. 7/
                                           -

   10.32    Stock Purchase Agreement, dated as of
            March 10, 1990, by and among the
            Company, GFL Communications Inc., a
            New York corporation, David M. Fox
            and Richard Lorber. 7/
                                -

   10.33    Output License Agreement, dated as of
            January 1, 1990, by and between Image
            Entertainment, Inc. and the Company. 8/
                                                 -

   10.34    Office Lease, dated as of June 28, 1990
            between JMB/1888 Partners and the Company. 9/
                                                       -

   10.35    Termination Agreement, dated December 21,
            1990, between Paramount Pictures Corporation
            and the Company. 9/
                             -

   10.36    Amended and Restated Loan Agreement, dated as
            of March 15, 1991 among the Company and The
            Lewis Horwitz Organization and World Trade
            Bank. 9/
                  -

   10.37    Amended and Restated Loan Agreement dated
            as of June 27, 1991 between the Company and
            World Trade Bank.10/
                             --

   10.38    First Amendment to Amended and Restated
            Loan Agreement dated as of October 15,
            1991 between the Company and World Trade
            Bank.10/
                 --

  Exhibit
    No.     Title                                         Page No(s).
  -------   -----                                         -----------

   10.39    Agreement dated February 4, 1992
            between the Company and ABC
            Distribution Company.10/
                                 --

   10.40    PPT Producer Agreement dated December 11,
            1992 between Rentrak Corporation and
            Prism Entertainment Corporation.11/
                                            --

   10.41    Business Loan Agreement dated
            December 20, 1992 between Bank of
            America National Trust and Savings
            Association and Prism Entertainment
            Corporation.11/
                        --

   10.42    Amendment to PPT Producer Agreement
            dated February 28, 1994.12/
                                    --

   10.43    Letter Agreement dated January 14,
            1994, between the Company and
            C/FP Distribution.12/
                              --

   10.44    License Agreement dated as of
            November 8, 1994 between Prism
            Entertainment Corporation and Turner
            Home Entertainment, Inc.13/
                                    --

   10.45    Revolving Credit Loan and Security
            Agreement dated as of February 24,
            1995 among Prism Entertainment
            Corporation, Prism Pictures Corporation,
            Prism Pictures International, Ltd.
            and Imperial Bank.13/
                              --

   22.      Prism Pictures Corporation, a Delaware
            corporation, and Prism Pictures
            International, Ltd., a California
            corporation, are the subsidiaries
            of the Company.

(1) Exhibits 10.2 and 10.8 through 10.15 were filed as Exhibits to Registrant's Registration Statement on Form S-18 (Registration No. 2-98855-A), effective on August 14, 1985, and each is incorporated herein by this reference.

(2) Exhibits 10.16 and 10.17 were filed as Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1985, and each is incorporated herein by this reference.

(3) Exhibit 10.18 was filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1986 and is incorporated herein by this reference.

(4) Exhibits 10.1 and 10.19 through 10.21 were filed as Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1987, and each is incorporated herein by this reference.

(5) Exhibits 3.1, 3.2, 10.3, 10.4 and 10.6 were filed as Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988, and each is incorporated herein by this reference.

(6) Exhibits 10.5, 10.7, and 10.23 through 10.28 were filed as Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989, and each is incorporated herein by this reference.

(7) Exhibits 4.1 and 10.29 through 10.32 were filed as Exhibits to the Registrant's Registration Statement on Form S-2 (Registration No. 33-32628), effective on March 27, 1990, and each is incorporated herein by this reference.

(8) Exhibit 10.33 was filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990, and is incorporated herein by this reference.

(9) Exhibits 10.34, 10.35 and 10.36 were filed as Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, and each is incorporated herein by this reference.

(10) Exhibits 10.37 through 10.39 were filed as Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992, and each is incorporated herein by reference.

(11) Exhibits 10.40 and 10.41 were filed as Exhibits to the Registrant's Registration Statement on Form S-3 (Registration No. 33-54156), effective on February 16, 1993, and each is incorporated herein by reference.

(12) Exhibits 10.43 and 10.44 were filed as Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, and each is incorporated herein by this reference.

(13) Exhibits 10.44 and 10.45 were filed as Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995, and each is incorporated herein by this reference.

          (b)  Reports on Form 8-K.  None.
               -------------------

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 1996          PRISM ENTERTAINMENT CORPORATION
                                        (Registrant)


                              By /s/ Barry Collier
                                -----------------------------
                                     Barry Collier,
                                     Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date set forth above.

     Signature                                Title
     ---------                                -----


May 15, 1996   /s/ Barry Collier         Chief Executive Officer;
              ---------------------
                Barry Collier            Chief Operating Officer;
                                         President; and Director



May 15, 1996   /s/ Earl Rosenstein       Senior Vice President of
              ---------------------
                 Earl Rosenstein         Administration
                                         and Finance; Chief
                                         Financial Officer
                                         and Secretary

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Prism Entertainment Corporation
Los Angeles, California



We have audited the accompanying consolidated balance sheets of Prism Entertainment Corporation and subsidiaries (the "Company") (Debtor-in-Possession, as of December 1, 1995) as of January 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 1996. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.

Also in our opinion, the financial statement schedule for the years ended January 31, 1996, 1995 and 1994 presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a loss of ($8,315,000) for the year ended January 31, 1996 and has an accumulated deficit of ($4,950,000) at January 31, 1996. Further, the Company is in default under the terms of its line of credit agreement. The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 1, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 1. The consolidated financial statments do not include any adjustments that might result from the outcome of this uncertainty.


                                                                BDO SEIDMAN, LLP


Los Angeles, California
April 24, 1996

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                           JANUARY 31, 1996 AND 1995
================================================================================





ASSETS (Note 5)                               1996          1995
- ----------------------------------------   -----------   -----------

Cash and cash equivalents                  $   589,000   $   360,000
Restricted cash (Note 5)                       887,000             -
Trade receivables, net of allowance
 for doubtful accounts of $547,000
 and $49,000                                 4,440,000     7,573,000
Due from affiliate (Note 2)                    257,000       351,000
Inventories                                    363,000     1,243,000
Film costs                                   7,820,000    17,920,000
Prepaid expenses                                82,000       585,000
Furniture and equipment, net (Note 3)          257,000       541,000
Debenture issue costs, net (Note 10)           390,000       520,000
Other assets                                   359,000       310,000
                                           -----------   -----------

TOTAL ASSETS                               $15,444,000   $29,403,000
                                           ===========   ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                           JANUARY 31, 1996 AND 1995
                                  (CONCLUDED)
================================================================================




LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                                 1996           1995
- --------------------------------------------------------   -------------   -----------

LIABILITIES NOT SUBJECT TO COMPROMISE:
 Line of credit (Note 5)                                    $ 3,989,000    $ 2,964,000
 Accounts payable                                               429,000      1,416,000
 Accrued expenses (Note 4)                                      876,000      1,135,000
 Minimum guarantees                                                   -      8,576,000
 Obligations under capital leases                                     -        262,000
 Deferred income taxes (Note 8)                                       -        914,000
 Deferred income - related party (Note 6)                             -        682,000
 Deferred income                                                 41,000        821,000
 Convertible senior subordinated debentures (Note 10)                 -      4,964,000
                                                            -----------    -----------

   Total liabilities not subject to compromise                5,335,000     21,734,000
                                                            -----------    -----------

LIABILITIES SUBJECT TO COMPROMISE (Note 11)                  10,246,000              -
                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT):  (Notes 2, 7 and 10)
 Common stock, $.01 par value; 20,000,000 shares
   authorized, 2,213,000 issued and outstanding                  22,000         22,000
 Additional paid-in capital                                   4,282,000      4,282,000
 Retained earnings (accumulated deficit)                     (4,441,000)     3,365,000
                                                            -----------    -----------

   Total stockholders' equity (deficit)                        (137,000)     7,669,000
                                                            -----------    -----------

TOTAL                                                       $15,444,000    $29,403,000
                                                            ===========    ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
================================================================================

                                                   1996           1995           1994
                                                -----------    -----------    -----------

NET SALES (Notes 6 and 13)                      $15,798,000    $17,915,000    $20,018,000
COST OF SALES (Note 14)                          17,044,000     10,858,000     10,560,000
                                                -----------    -----------    -----------
     Gross profit (deficit)                      (1,246,000)     7,057,000      9,458,000
                                                -----------    -----------    -----------

OTHER EXPENSES (INCOME):
 Selling, general and administrative
   expenses (Note 12)                             5,988,000      6,492,000      7,353,000
 Interest expense                                 1,167,000      1,010,000        939,000
 Interest income                                    (31,000)       (44,000)      (101,000)
 Amortization of loan costs                         202,000        184,000        142,000
 Other income                                             -              -       (158,000)
                                                -----------    -----------    -----------
     Total other expenses                         7,326,000      7,642,000      8,175,000
                                                -----------    -----------    -----------

     Income (loss) from operations before
       reorganization item, income taxes
       and cumulative effect of accounting
       change                                    (8,572,000)      (585,000)     1,283,000

REORGANIZATION ITEM
 Professional fees                                  148,000              -              -
                                                -----------    -----------    -----------
   Income (loss) from operations before
     income taxes and cumulative
     effect of accounting change                 (8,720,000)      (585,000)     1,283,000

PROVISION (BENEFIT) FOR INCOME TAXES
 (Note 8)                                          (914,000)      (187,000)        52,000
                                                -----------    -----------    -----------

     Net income (loss) before cumulative
       effect of accounting change               (7,806,000)      (398,000)     1,231,000

CUMULATIVE EFFECT ON PRIOR YEARS OF
 CHANGING METHOD OF ACCOUNTING
 FOR INCOME TAXES (Note 8)                                -              -        285,000
                                                -----------    -----------    -----------

NET INCOME (LOSS)                               $(7,806,000)   $  (398,000)   $ 1,516,000
                                                ===========    ===========    ===========

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
================================================================================



                                         1996      1995     1994
                                       --------   -------   -----

PRIMARY EARNINGS PER SHARE:
 Income (loss) before cumulative
   effect of accounting change          $(3.53)    $(.18)   $ .56
 Cumulative effect of change in
   accounting method                         -         -      .13
                                        ------     -----    -----

 Net income (loss)                      $(3.53)    $(.18)   $ .69
                                        ======     =====    =====

FULLY DILUTED EARNINGS PER SHARE:
 Income (loss) before cumulative
   effect of accounting change          $(3.53)    $(.18)   $ .57
 Cumulative effect of change in
   accounting method                         -         -      .09
                                        ------     -----    -----

 Net income (loss)                      $(3.53)    $(.18)   $ .66
                                        ======     =====    =====


                See accompanying summary of accounting policies and notes to consolidated financial statements.

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
================================================================================



                                                                                               Retained
                                                                               Additional      Earnings
                                   Common Stock           Treasury Stock         Paid-In     (Accumulated
                               --------------------   ----------------------
                                Shares      Amount     Shares       Amount       Capital       Deficit)         Total
                               ---------   --------   ---------   ----------   -----------   -------------   ------------

BALANCE, February 1, 1993      2,101,000    $21,000    111,000    $(374,000)   $4,657,000     $ 2,247,000    $ 6,551,000

 Issuance of treasury and
   sale of other stock
   (Note 5(a))                   112,000      1,000   (111,000)     374,000      (375,000)              -              -

 Net income                            -          -          -            -             -       1,516,000      1,516,000
                               ---------    -------   --------    ---------    ----------     -----------    -----------

BALANCE, January 31, 1994      2,213,000     22,000          -            -     4,282,000       3,763,000      8,067,000

 Net loss                              -          -          -            -             -        (398,000)      (398,000)
                               ---------    -------   --------    ---------    ----------     -----------    -----------

BALANCE, January 31, 1995      2,213,000     22,000          -            -     4,282,000       3,365,000      7,669,000

 Net loss                              -          -          -            -             -      (7,806,000)    (7,806,000)
                               ---------    -------   --------    ---------    ----------     -----------    -----------

BALANCE, January 31, 1996      2,213,000    $22,000          -    $       -    $4,282,000     $(4,441,000)   $  (137,000)
                               =========    =======   ========    =========    ==========     ===========    ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
================================================================================
                          INCREASE (DECREASE) IN CASH


                                                            1996           1995           1994
                                                        ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $(7,806,000)   $  (398,000)   $ 1,516,000
                                                        -----------    -----------    -----------
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Film cost amortization                                12,375,000      7,023,000      6,419,000
   Depreciation and amortization                            276,000        247,000        138,000
   Provision for losses on trade receivables                498,000        189,000        135,000
   Interest on capital lease obligations                     38,000         72,000              -
   Loss on disposal of assets                                     -         32,000              -
   Changes in operating assets and liabilities:
     Restricted cash                                       (887,000)             -              -
     Trade receivables                                    2,635,000       (348,000)    (1,901,000)
     Inventories                                            880,000        103,000       (193,000)
     Prepaid expenses and other assets                      446,000        276,000       (206,000)
     Pre-petition accounts payable                          109,000       (324,000)       809,000
     Pre-petition accrued expenses                         (886,000)      (232,000)       574,000
     Post-petition accounts payable                         429,000              -              -
     Post-petition accrued expenses                         876,000              -              -
     Minimum guarantees                                  (6,215,000)    (2,943,000)    (3,118,000)
     Income taxes payable                                         -        (73,000)        73,000
     Deferred income taxes                                 (914,000)      (187,000)      (305,000)
     Deferred income - related party                        213,000       (178,000)      (751,000)
     Deferred income                                       (780,000)       404,000        417,000
                                                        -----------    -----------    -----------

         Total adjustments                                9,603,000      4,061,000      2,091,000
                                                        -----------    -----------    -----------

         Net cash provided by
          operating activities                            1,288,000      3,663,000      3,607,000
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of film rights                                 (2,088,000)    (3,526,000)    (6,894,000)
 Capital expenditures                                             -       (140,000)       (74,000)
 Proceeds from sale of assets                                     -         22,000              -
 Proceeds from affiliate note
   receivable                                                94,000         18,000         13,000
                                                        -----------    -----------    -----------

         Net cash used in
          investing activities                           (1,994,000)    (3,626,000)    (6,955,000)
                                                        -----------

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                                  (CONCLUDED)
================================================================================
                          INCREASE (DECREASE) IN CASH

                                                   1996          1995           1994
                                                -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under
  Line of credit                                $1,025,000      (186,000)     1,850,000
 Repayments of capital lease obligations           (84,000)     (150,000)             -
 Payments on debentures                             (6,000)      (43,000)       (80,000)
                                                ----------    ----------    -----------
         Net cash provided by (used
          in) financing activities                 935,000      (379,000)     1,770,000
                                                ----------    ----------    -----------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                  229,000      (342,000)    (1,578,000)

CASH AND CASH EQUIVALENTS,
 beginning of year                                 360,000       702,000      2,280,000
                                                ----------    ----------    -----------

CASH AND CASH EQUIVALENTS, end of year          $  589,000    $  360,000    $   702,000
                                                ==========    ==========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Interest paid                                $1,189,000    $  899,000    $   915,000
   Taxes paid                                       44,000        61,000              -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

   Acquisition of licensing agreements
     under contract                             $  187,000    $6,261,000    $ 4,277,000

Capital lease obligations of $146,000 were eliminated during the year ended January 31, 1996 when the Company returned computer equipment it was not utilizing to the lessor.

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                         SUMMARY OF ACCOUNTING POLICIES
================================================================================


BUSINESS ACTIVITIES

Prism Entertainment Corporation and subsidiaries (the "Company") acquires rights to theatrical and television films and other programming and co-produces certain films for distribution to the home video, pay and basic cable, network television and syndication, theatrical markets primarily in the United States and Canada. The Company's video cassettes are distributed by Turner Home Video pursuant to a three year exclusive domestic distribution agreement entered into in November 1994. On December 1, 1995, the Company filed for protection under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court (See Note 1).


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Prism Entertainment Corporation and its wholly owned subsidiaries, Prism Pictures Corporation and Prism Pictures International, Ltd. All significant intercompany balances and transactions have been eliminated. The Company uses a non-classified balance sheet which the Company believes is more representative of their business.


REVENUE RECOGNITION

The Company recognizes revenue from the sale of video cassettes when units are shipped by Turner Home Video. Sales also include revenue from license agreements which are recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." Revenues from licensing agreements, which provide for the receipt by the Company of nonrefundable guaranteed amounts, are recognized when the programming becomes available for exhibition and all other conditions of the sale have been met. Deposits and cash advances received under such licensing contracts are deferred until all conditions of sale have been met, and are reflected in the accompanying financial statements as deferred income. Revenues are recorded net of applicable rebates, returns and advertising allowances.


CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short term investments purchased with an initial maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories consist primarily of pre-recorded video cassettes and are valued at the lower of cost (first-in, first-out) or market.

FILM COSTS

Film costs are paid to obtain film license rights and are amortized in the same proportion that current revenues bear to estimated remaining lifetime revenues. Estimates of total lifetime revenues and expenses are periodically reviewed by management and revised if warranted by changing conditions. Where all or a portion of the film costs appear not to be recoverable through estimated remaining lifetime revenues, the nonrecoverable portion is charged to expense.

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONCLUDED)
================================================================================


FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is provided by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.


INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption of SFAS No. 121 to have a material affect on its financial position or results of operations.

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company has determined it will not change its accounting policy for stock based compensation and will provide the required supplemental proforma financial statement disclosures.

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONCLUDED)
================================================================================



EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed based on the net income or net loss for the year, divided by the weighted average number of common shares of Company stock outstanding during each year. The number of common shares used in the years ended January 31, 1996, 1995 and 1994 in the computation of primary earnings per share were 2,213,000, 2,213,000, and 2,195,000. The number of common shares used in the years ended January 31, 1996, 1995 and 1994 in the completion of fully diluted earnings were 2,213,000, 2,213,000 and 3,203,000. The shares to be issued upon the exercise of options, and the assumed conversion of the convertible subordinated debentures are not included in the calculation of earnings per share for the years ended January 31, 1996 and 1995 as they produce an anti-dilutive result.


CONCENTRATION OF CREDIT RISK

The Company's trade receivables are primarily from major video distributors and certain large retailers in the United States and Canada. The Company performs ongoing credit evaluations and does not require collateral. The Company has a trade receivables insurance policy to protect it from credit risk associated with such receivables in the event the customer files for bankruptcy.

RECLASSIFICATIONS

Certain reclassification have been made in the 1995 and 1994 financial statements to conform with 1996 classifications.

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 1 -  PETITION FOR RELIEF UNDER CHAPTER 11 AND BASIS OF PRESENTATION

On December 1, 1995, Prism Entertainment Corporation and Subsidiaries (the "Company") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court ("Bankruptcy Filing"). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-Possession. These claims are reflected in the January 31, 1996 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims collateralized against the Company's assets ("collateralized claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Collateralized claims are collateralized primarily by liens on the Company's assets.

The financial statements have been prepared by Prism Entertainment Corporation and Subsidiaries in accordance with Statement of Position 90-7: Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of ($8,315,000) for the year ended January 31, 1996 and has an accumulated deficit of ($4,950,000) at January 31, 1996. Further, the Company is in default under the terms of its line of credit agreement. Because of these and other factors, the Company is in reorganization under the federal bankruptcy laws in the United States Bankruptcy Court. These matters raises substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

Management's plans in this regard are to present a Plan of Reorganization which will be approved by the Bankruptcy Court which will include a significant reduction of the Company's pre-petition obligations and may include plans to merge with or acquire certain companies which the Company believes would complement their business activities. Also, the Company does not plan to engage in the in-house production of films or in the acquisition of home video and television rights to films and other programing from third parties during the period they are in bankruptcy.

NOTE 2 - INVESTMENT IN/DUE FROM AFFILIATE

Effective March 10, 1990, the Company completed the sale of 90% of the capital stock of Fox/Lorber to a group headed by Fox/Lorber's executive officers. The selling price was $1,475,000 in cash and a 12% promissory note in the principal amount of $850,000. In addition, Fox/Lorber's executives surrendered an aggregate of 111,000 shares of the Company's common stock and options to purchase 70,000 shares of the Company's common stock. At January 31, 1996 and 1995, $257,000 and $351,000 remains receivable on the promissory note. The promissory note is due on December 15, 1997, with monthly payments of $8,717.95 plus interest.

The Company's remaining 10% investment in Fox/Lorber was recorded at cost amounting to $300,000. During the year ended January 31, 1995 the Company exchanged its investment for certain royalty rights.

               PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
================================================================================


NOTE 3 - FURNITURE AND EQUIPMENT, NET

Furniture and equipment consist of the following:

                                             1996       1995
                                           --------   --------

    Computer equipment                     $243,000   $535,000
    Furniture, fixtures and equipment       202,000    202,000
    Leasehold improvements                    9,000      9,000
                                           --------   --------

                                            454,000    746,000

    Less accumulated depreciation           197,000    205,000
                                           --------   --------

                                           $257,000   $541,000
                                           ========   ========

Included in computer equipment is $48,000 of assets acquired under capital lease obligations. Accumulated depreciation was $24,000 and $14,400 at January 31, 1996 and 1995.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses not subject to compromise consist of the following:

                                             1996        1995
                                           --------   ----------

    Sales taxes                            $825,000   $  951,000
    Royalties                                     -       69,000
    Other                                    51,000      115,000
                                           --------   ----------

                                           $876,000   $1,135,000
                                           ========   ==========

NOTE 5 - LINE OF CREDIT

On March 31, 1995 the Company entered into a $6,000,000 revolving line of credit with a bank, with interest at the bank's prime rate (8.5% at January 31, 1996) plus 1.5% per annum, collateralized by substantially all the assets of the Company. The line of credit was reduced to $5,000,000 on December 31, 1995 and expires on June 15, 1996. Borrowing is based upon a certain percentage of acceptable receivables. In conjunction with the receipt of the new line of credit, the Company granted to the bank a warrant to purchase up to approximately 10% of the Company's common stock at $2.00 per share which approximates the fair market value of the stock at the grant date. The warrant expires on March 14, 1998. Upon receipt of the new line of credit the Company repaid the outstanding balance under its previous line of credit. The outstanding balance under the respective lines of credit at January 31, 1996 and 1995 was $3,989,000 and $2,964,000. The average amount outstanding during the year ended January 31, 1996 was $4,716,661, the maximum amount outstanding was $5,000,000, and the weighted average interest rate was 10.3%. The loan agreement contains various covenants. The Company was not in compliance with several of these covenants as of January 31, 1996. Restricted cash of $887,000 at January 31, 1996 consists primarily of cash set aside to pay down the line of credit that has been stayed by the bankruptcy court.

               PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
================================================================================


NOTE 6 - DEFERRED INCOME - RELATED PARTY

The Company has entered into an agreement for the licensing of certain distribution rights with a related party. At January 31, 1996 and 1995, the Company had deferred income of $895,000 and $682,000 relating to advances received from the related party. During the years ended January 31, 1996, 1995 and 1994, $765,000, $923,000 and $1,212,000 was recognized as income.

NOTE 7 - COMMON STOCK

    COMMON STOCK OPTIONS

In June 1985, the Company adopted a stock option plan whereby certain employees and independent contractors may be granted options to purchase the Company's common stock. The Board of Directors has reserved 200,000 shares for the option plan and has granted options to certain employees and independent contractors at the fair market price at the date of grant. No option under the plan may be exercised after ten years following the date of the grant.

A summary of the activity of the Company's stock option plan is as follows:

                                              Number
Date of Grant                               of Shares          Option Price
- ----------------------------------          ----------        --------------
Outstanding at February 1, 1993                51,000         $2.75 - $3.125
Cancelled                                           -
Granted                                       114,000             $3.00
                                             --------

Outstanding at January 31, 1994               165,000         $2.75 - $3.125
Cancelled                                     (20,000)        $3.00 - $3.125
Granted                                             -
                                             --------

Outstanding at January 31, 1995               145,000         $2.75 - $3.125
Cancelled                                    (100,000)        $2.75 - $3.125
Granted                                         5,000             $2.50
                                             --------

Outstanding at January 31, 1996                50,000
                                             ========

As of January 31, 1996 all options are exercisable.

               PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
================================================================================


NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes for the years ended January 31, 1996, 1995 and 1994 consists of the following:

                                                         Current         Deferred         Total
                                                        ----------      ----------      ----------
Year ended January 31, 1996:
 Federal                                                $       -       $(713,000)      $(713,000)
 State                                                          -       $(201,000)      $(201,000)
                                                        ---------       ---------       ---------

                                                        $      -        $(914,000)      $(914,000)
                                                        =========       =========       =========

Year ended January 31, 1995:
 Federal                                                $       -       $(146,000)      $(146,000)
 State                                                          -         (41,000)        (41,000)
                                                        ---------       ---------       ---------

                                                        $      -        $(187,000)      $(187,000)
                                                        =========       =========       =========

Year ended January 31, 1994:
 Federal (net of the benefit of a net operating
  loss carryforward of $435,000)                        $       -       $       -       $       -
 State                                                     73,000         (21,000)         52,000
                                                        ---------       ---------       ---------

                                                        $  73,000       $ (21,000)      $  52,000
                                                        =========       =========       =========

Reconciliation of the federal statutory rate with the Company's effective tax rate is summarized as follows:

                                    1996                     1995                    1994
                           -----------------------   ---------------------   ---------------------
                                          Percent                 Percent                 Percent
                                             of                      of                      of
                                          Pre-tax                 Pre-tax                 Pre-tax
                              Amount       Income      Amount      Income      Amount       Loss
                           ------------   --------   ----------   --------   ----------   --------
Computed expected tax
 expense (benefit)         $(2,965,000)     (34.0)%   $(199,000)    (34.0)%   $ 436,000       34.0%

State-income tax,
 net of federal
 income tax benefit                  -          -             -         -        78,000        6.1

Utilization of net
 operating loss
 carryforward                        -          -             -         -      (435,000)     (33.9)

Tax without future
 benefit                     2,027,000       23.2             -         -             -          -

Other                           24,000         .3        12,000       2.0       (27,000)      (2.1)
                           -----------    -------    ----------   -------    ----------   --------

                           $  (914,000)     (10.5)%   $(187,000)    (32.0)%    $ 52,000        4.1%
                           ===========    =======    ==========   =======    ==========   ========

               PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
================================================================================


NOTE 8 - INCOME TAXES  (Continued)

The Company adopted SFAS No. 109, "Accounting for Income Taxes", effective February 1, 1993. The effect of adopting SFAS No. 109 resulted in a $285,000 cumulative adjustment which increased net income to properly reflect the net deferred tax liability on the Company's financial statements.

For the years ended January 31, 1996 and 1995, deferred taxes result from temporary differences in recognition of certain revenue and expense for tax and financial reporting. The source of these temporary differences and the related tax effects are related to the amortization of royalty advances (Section 481(a) adjustment), inventory contributions and other items.

At January 31, 1996 and 1995, the tax effect of the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that cause deferred tax (assets) liabilities consist of the following:

                                                         1996          1995
                                                      -----------   -----------

    Amortization of royalty advances                  $1,133,000    $1,133,000
    Charitable inventory contributions                   (34,000)      (34,000)
    Inventory reserve                                    (75,000)      (90,000)
    Sales return allowance                              (124,000)      (95,000)
    Deferred income                                     (391,000)            -
    Federal net operating loss carryforward           (2,654,000)            -
    State net operating loss carryforward               (362,000)            -
                                                      ----------    ----------
    Net deferred tax asset                            (2,507,000)      914,000
    Less valuation allowance                           2,507,000             -
    Total                                             $        -    $  914,000
                                                      ==========    ==========

As of January 31, 1996, the Company had $7,806,000 in federal net operating loss carryforwards and $3,903,000 in state net operating loss carryforwards expiring in 2011. Due to management not being able to conclude that it is more likely than not that the deferred tax asset will be realized, a valuation allowance has been recorded for the full amount.

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

The future minimum lease payments under capitalized equipment leases together with the present value of the minimum lease payments as of January 31, 1996 are as follows:

    Year ending January 31,                            Amount
    -----------------------                           --------

         1997                                          $35,000
         1998                                           35,000
         1999                                            8,000
                                                       -------

         Total minimum lease payments                   78,000

         Less amount relating to interest                8,000
                                                       -------

         Present value of minimum lease payments
          under capital leases                         $70,000
                                                       =======

               PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
================================================================================


NOTE 10 - CONVERTIBLE SENIOR SUBORDINATED DEBENTURES

During the year ended January 31, 1991, the Company sold $5,138,000 of Convertible Senior Subordinated Debentures ("the Debentures"). Costs incurred in connection with the issuance were $933,000 and are being amortized over the term of the Debentures. At January 31, 1996 and 1995, accumulated amortization on the related issuance costs was $543,000 and $413,000. The Debentures bear interest at the rate of 13% per annum, payable monthly, and will mature on December 1, 1999. Holders may convert the Debentures into shares of the Company's common stock at a conversion price (subject to adjustment in certain events) of $5 per share. On February 28, 1991, the Company completed the offering of the Debentures by selling an additional $22,000. At January 31, 1996, the Company is not able to estimate the fair value of the Debentures as the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court and the ultimate settlement of this liability is unknown.

NOTE 11 - LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following at January 31, 1996

                                                                Amount
                                                             -----------
    Accounts payable                                         $ 1,525,000
    Accrued expenses                                             250,000
    Convertible senior subordinated debentures (Note 10)       4,958,000
    Obligations under capital leases (Note 9)                     70,000
    Deferred income - related party                              895,000
    Minimum guarantees                                         2,548,000
                                                             -----------
                                                             $10,246,000
                                                             ===========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

    LEASES

The Company is committed under noncancelable operating leases for certain equipment. During the year ended January 31, 1996, the Company modified its facilities lease and is now on a month-to-month basis. The leases expire through September 30, 1998. Future minimum aggregate lease payments for these leases are as follows:

Year Ending
January 31,                                Amount
- --------------                             -------
    1997                                   $21,000
    1998                                    21,000
    1999                                     8,000
                                           -------
                                           $50,000
                                           =======

Rent expense for the years ended January 31, 1996, 1995 and 1994 was $199,000, $237,000 and $127,000.

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONCLUDED)
================================================================================


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

    EMPLOYMENT AGREEMENTS

The Company has an employment agreement with Barry Collier, the Company's President and Chairman of the Board, which provides for base compensation of $250,000 adjusted for inflation. In addition, Mr. Collier will receive an annual bonus equal to five percent of the Company's pre-tax profits, as defined in the agreement, up to an aggregate annual compensation (salary and bonus) of $750,000. In the event Mr. Collier's employment is terminated prior to the July 31, 1998 expiration, for any reason other than "justifiable cause" as defined, the Company will pay Mr. Collier $440,000 for each year remaining in the term plus an additional sum of $440,000. The Company also has an employment contract with one other member of management for $150,000 per year ending on September 6, 1997.

    LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit (along with the Company's President and a former director) filed by the former principal shareholder of Atlantic Entertainment Corporation ("Atlantic"). The lawsuit alleges that the plaintiff is a third party beneficiary of a purported 1988 agreement providing for the merger of Atlantic and the Company. In that alleged capacity, the plaintiff sued for breach of the alleged merger and for various alleged acts in the performance or making of the alleged merger agreement. On April 26, 1995, the Los Angeles Superior Court ruled in favor of the defendants on their motion for summary judgment and ordered the case dismissed. On May 3, 1995, the Los Angeles Superior Court entered judgment in favor of the defendants. The plaintiff filed a motion for reconsideration, which was dismissed on July 21, 1995. The plaintiff filed an appeal on August 4, 1995, which is currently pending but has been stayed as against the Company because of its bankruptcy. The Company believes it will prevail in the appeal and therefore no liability has been recorded in the financial statements.


NOTE 13 - MAJOR CUSTOMERS AND FOREIGN SALES

For the year ended January 31, 1996, one major customer accounted for sales of $1,620,000. For the year ended January 31, 1995, one major customer accounted for sales of $2,676,000. For the year ended January 31, 1994, two major customers accounted for sales of $3,709,000 and $2,079,000.

During the years ended January 31, 1996, 1995 and 1994, the Company had approximately $2,662,000, $4,346,000 and $3,500,000 in foreign sales.

NOTE 14 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the year ended January 31, 1996, the Company recorded an adjustment in the amount of $4,890,000 relating to an increase in amortization expense based on a revision of the Company's estimated ultimate revenues. The adjustment increased net loss by $2.21 per share for the year ended January 31, 1996.

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
================================================================================

     Column A             Column B             Column C             Column D       Column E
    ----------           ----------   -----------------------    ------------    ----------
                                              Additions
                                      -----------------------
                         Balance at   Charged to   Charged to                     Balance at
                         Beginning    Costs and      Other                          End of
                         of Period     Expenses     Accounts      Deductions        Period
                         ----------   ----------   ----------    -------------    ----------

Allowances deducted
 from assets to
 which they apply:

1996
 Allowance for
 doubtful accounts
 receivable                $ 49,000     $498,000   $        -    $           -      $547,000
                         ==========   ==========   ==========    =============    ==========

1995
 Allowance for
 doubtful accounts
 receivable                $135,000     $189,000   $        -    $275,000/(1)/      $ 49,000
                         ==========   ==========   ==========    =============    ==========

1994
 Allowance for
 doubtful accounts
 receivable                $406,000     $135,000   $        -    $406,000/(1)/      $135,000
                         ==========   ==========   ==========    =============    ==========

(1)  To write off accounts for which provision had been made.