Form 10-Q
period 1996-04-30
PRISM ENTERTAINMENT CORP
filed 1996-06-19
CIK 773135

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                   For Quarterly Period Ended April 30, 1996
                                              --------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the Transition Period From ___________ to _________

                         Commission File Number 2-98855
                                                -------

                        PRISM ENTERTAINMENT CORPORATION
                        -------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                             95-3897052
- --------                             ----------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

1888 Century Park East, Suite 350, Los Angeles, California 90067
- ----------------------------------------------------------------
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

                                                  YES  X   NO
                                                     ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                Outstanding at April 30, 1996
- ------                               -----------------------------
Common                                           2,213,000
- ------                                           ---------

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession)
- ------------------------------------------------

INDEX
- -----



PART I         FINANCIAL INFORMATION                                      PAGE
                                                                          ----
               Consolidated Balance Sheets                                 1-2
               April 30, 1996 and January 31, 1996

               Consolidated Condensed Statements of Income                 3
               Three Months Ended April 30, 1996 and 1995

               Consolidated Condensed Statements of Cash Flows             4
               Three Months Ended April 30, 1996 and 1995

               Notes to Consolidated Condensed Financial Statements        5

               Management's Discussion and Analysis of the Results         6-7
               of Operations and Financial Condition

PART II        OTHER INFORMATION                                           8

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession) CONSOLIDATED BALANCE SHEETS




ASSETS                               April 30,           January 31,
                                        1996                1996
                                    ------------         -----------
                                    (UNAUDITED)
  Cash and cash equivalents            $101,000             $589,000
  Restricted  cash                    1,665,000              887,000
  Trade receivables, net              3,775,000            4,440,000
  Due from affiliate                    220,000              257,000
  Inventories                           363,000              363,000
  Film costs                          7,481,000            7,820,000
  Prepaid expenses                       65,000               82,000
  Furniture and equipment, net          235,000              257,000
  Debenture issue costs, net            357,000              390,000
  Other assets                          358,000              359,000
                                    -----------          -----------

TOTAL ASSETS                        $14,620,000          $15,444,000
                                    ============         ============


See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession) CONSOLIDATED BALANCE SHEETS
CONCLUDED



LIABILITIES AND
STOCKHOLDER'S EQUITY                                April 30,     January 31,
                                                      1996           1996
                                                  ----------      ----------
                                                  (Unaudited)

Liabilities Not Subject To Compromise

   Line of credit                                  $ 3,989,000     $ 3,989,000
   Accounts payable                                    723,000         429,000
   Accrued expenses                                    845,000         876,000
   Deferred income                                      41,000          41,000
                                                   -----------     -----------

      Total liabilities not subject to compromise    5,598,000       5,335,000
                                                   -----------     -----------
LIABILITIES SUBJECT TO COMPROMISE                   10,151,000      10,246,000
                                                   -----------     -----------
STOCKHOLDER'S EQUITY
    Common stock $.01 par value 20,000,000 shares
        authorized, 2,213,000 issued and
        outstanding                                     22,000          22,000
     Additional paid-in capital                      4,282,000       4,282,000
     Retained earnings (accumulated deficit)        (5,433,000)     (4,441,000)
                                                   -----------     -----------
                                                    (1,129,000)       (137,000)
                                                   -----------     -----------

TOTAL                                              $14,620,000     $15,444,000
                                                   ===========     ===========



See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession) CONSOLIDATED CONDENSED STATEMENT OF INCOME (Unaudited)




                                                               For The Three Month Period
                                                                    Ended April 30,
                                                               --------------------------
                                                                  1996          1995
                                                                  ----          ----

NET SALES                                                       $842,000     $5,928,000

COST OF SALES                                                    810,000      3,453,000
                                                               ----------    -----------

GROSS MARGIN                                                      32,000      2,475,000
                                                               ----------    -----------

OTHER EXPENSES (INCOME)
     Selling, general and administrative                         721,000      1,403,000
     Interest expense                                             99,000        311,000
     Interest (income)                                           (13,000)       (11,000)
     Amortization of loan costs                                   32,000         50,000
                                                               ----------    -----------

         Total other expenses                                    839,000      1,753,000
                                                               ----------    -----------

(LOSS) INCOME FROM OPERATIONS BEFORE REORGANIZATION
    ITEM AND INCOME TAXES                                       (807,000)       722,000

REORGANIZATION ITEM
    PROFESSIONAL FEES                                            185,000            ---
                                                               ----------    -----------

(LOSS) INCOME BEFORE PROVISION FOR
    INCOME TAXES                                                (992,000)       722,000

PROVISION FOR INCOME TAXES                                           ---        289,000
                                                               ----------    -----------

NET (LOSS) INCOME                                               (992,000)       433,000
                                                               ==========    ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                 2,213,000      2,213,000

(LOSS) EARNINGS PER SHARE                                         ($0.45)         $0.20
                                                               ==========    ===========


See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession)
- -----------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
- --------------------------------------------------------------------------------

                                                                   Three Months Ended
                                                                        April 30,
                                                              ----------------------------
                                                                 1996             1995

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $266,000         $930,000
                                                              -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of film rights                                     (13,000)      (4,167,000)
     Proceeds from affiliate note receivable                      37,000           35,000
                                                              -----------     ------------
       Net cash provided by (used in) investing activities        24,000       (4,132,000)
                                                              -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings  under line of credit                           ----        3,036,000
     Increase in restricted cash                                (778,000)            ----
     Repayments of capital lease obligations                        ----          (25,000)
     Redemption of convertible senior subordinated debentures       ----           (5,000)
                                                              -----------     ------------
       Net cash provided by (used in) financing activities      (778,000)       3,006,000
                                                              -----------     ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                     (488,000)        (196,000)

CASH, BEGINNING OF PERIOD                                        589,000          360,000
                                                              -----------     ------------

CASH, END OF PERIOD                                             $101,000         $164,000
                                                              ===========     ============



SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

    Acquisition of licensing rights under contract                    $0       $3,130,000
                                                              ===========     ============

See accompanying notes to consolidated financial statements

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             (Debtor In Possession)
                                 April 30, 1996
                                  (unaudited)


Note 1 - Statement of Information Furnished
- -------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of April 30, 1996, and the results of operations and cashflows for the three month period ended April 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended January 31,1996.

The results of operations for the three month period ended April 30, 1996 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

Note 2 - Earnings Per Share
- ---------------------------

Earnings per share amounts are computed based upon the weighted average number of common shares actually outstanding during the period. Common stock options and purchase warrants, which are considered common stock equivalents, are not considered in the average number of shares since the effect would be anti-dilutive.

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------


Results of Operations
- ---------------------

For the Three Month Period Ended April 30, 1996 and April 30, 1995
- ------------------------------------------------------------------

   On December 1, 1995, the Company and its subsidiaries filed a voluntary petition and commenced a case (the "Bankruptcy Proceedings") under Chapter 11 of the United States Bankruptcy Code, which is still pending. Throughout the course of the Bankruptcy Proceedings, the Company has been operating as debtor in possession. No trustee has been appointed and no motion has been filed for the appointment of a trustee. The Company has not yet filed a plan of reorganization. However, at the present time, the Company is in negotiations with Imperial Bank, its principal secured creditor, and the Official Committee of Unsecured Creditors ("Committee") concerning the formation of a consensual plan.

   During the course of the Bankruptcy Proceedings the Company has entered into a series of stipulations with Imperial Bank concerning the Company's use of the Bank's collateral, including "cash collateral", for its operations. These stipulations have all been approved by order of the Bankruptcy Court.

   In view of the Company's cash position, the Company is presently engaged in only limited business activities consisting of the sale of its existing film products and the attempt to pre-sell certain ancillary rights for film properties owned by the Company which the Company would then use to obtain production financing.

   As a result of the contraction in the Company's business activity, the Company has terminated the employment of a number of its employees and management personnel, including the Senior Vice President of Sales & Marketing and the President of Prism Pictures.

   Management of the Company is presently focused on seeking merger/acquisition candidates. While the Company is actively engaged in discussions with one such candidate, no agreement has been entered into as of the date of this report, and no assurance can be given that a transaction will be consummated with this or any other firm. The Company is not presently engaged in any production activity.

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

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS (continued)
         -------------------------


   The Company has formed a separate division within Prism Pictures to sell rights for Prism Pictures product to the domestic ancillary market, including pay-per-view, pay and basic cable, free television and laser discs. The Company continues to license rights to its existing product for the ancillary market.

   Within this limited business activity during this quarter, the Company generated sales of $842,000 compared to $5,928,000 in the first quarter last year. Cost of sales decreased $2,643,000 to $810,000 from $3,453,000 and selling, general and administrative expenses decreased $682,000 to $721,000 from $1,403,000.

   On this low level of sales activity the Company sustained a loss of $992,000 in this quarter compared to net income of $433,000 in the same quarter last year.

Liquidity and Capital Resources
- -------------------------------

   The Company had incurred a substantial loss in the fiscal years ended January 31, 1995 and 1996 creating a significant working capital shortfall and was unable to meet its current obligations to its creditors. Therefore, on December 1, 1995 the Company filed for reorganization under Chapter 11 of the Bankruptcy Code. Since that date, the Company has been operating as a debtor in possession. The Company has entered into a series of stipulations with Imperial Bank concerning the Company's use of the Bank's collateral, including "cash collateral", for its operations.

   On June 5, 1996, the Bankruptcy Court approved the "sixth stipulated interim order for the use of cash collateral and non-cash collateral". This order approves a Company budget through September 27, 1996. It also requires the Company submit a plan of reorganization proposal to the creditors committee by July 31, 1996. After that date, at their option, Imperial Bank (the only secured creditor) and the Creditors can accept the proposal or file with the court their own plans of reorganization and call for liquidation of the Company.

   Within this limited business activity cash flow from operating activities was $266,000 and cash received from investing activities was $24,000. Cash use from financing activities was $778,000 and was attributable to cash set aside to pay down the Imperial Bank line of credit.

                                  Seasonality
                                  -----------

   Not applicable

                                   Inflation
                                   ---------

   Not applicable

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession)


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


                                           PRISM ENTERTAINMENT CORPORATION
                                           AND SUBSIDIARIES (Registrant)



     June 19, 1996        /s/ Barry L. Collier
                          --------------------
                          Barry L. Collier
                          President

     June 19, 1996        /s/ Rudy Patino
                          --------------------
                          Rudy Patino
                          Chief Accounting Officer