Form 10-Q
period 1996-07-31
PRISM ENTERTAINMENT CORP
filed 1996-09-20
CIK 773135

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                    For Quarterly Period Ended July 31, 1996
                                               -------------

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
                                                  -------------

_______________________________________________________________________________
Former name, former address and former fiscal year, if changed from last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             YES  X   NO
                                                 ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class              Outstanding at July 31, 1996
- ------             ----------------------------
Common                     2,213,000
- ------                     ---------

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession)
- ------------------------------------------------

INDEX
- -----


PART I                          FINANCIAL INFORMATION                                            PAGE
                                                                                                 ----
                                Consolidated Balance Sheets                                      1-2
                                July 31, 1996 and January 31, 1996

                                Consolidated Condensed Statements of Income                      3
                                Three Months Ended July 31, 1996 and 1995 and
                                Six Months Ended July 31, 1996 and 1995

                                Consolidated Condensed Statements of Cash Flows                  4
                                Six Months Ended July 31, 1996 and 1995

                                Notes to Consolidated Condensed Financial Statements             5

                                Management's Discussion and Analysis of the Results              6-7
                                of Operations and Financial Condition

PART II                         OTHER INFORMATION                                                8

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession) CONSOLIDATED BALANCE SHEETS



ASSETS                              July 31,           January 31,
- ------                                1996                1996
                                   -----------         -----------
                                   (Unaudited)
  Cash and cash equivalents        $   167,000         $   589,000
  Restricted  cash                   1,865,000             887,000
  Trade receivables, net             2,897,000           4,440,000
   Due from affiliate                  166,000             257,000
   Inventories                            ----             363,000
   Film costs                        7,169,000           7,820,000
   Prepaid expenses                     65,000              82,000
   Furniture and equipment, net        212,000             257,000
   Debenture issue costs, net          325,000             390,000
   Other assets                        357,000             359,000
                                   -----------         -----------

TOTAL ASSETS                       $13,223,000         $15,444,000
                                   ===========         ===========

See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession) CONSOLIDATED BALANCE SHEETS
CONCLUDED




LIABILITIES AND
STOCKHOLDER'S EQUITY                                 July 31,        January 31,
- --------------------                                   1996             1996
                                                   ------------     ------------
                                                    (Unaudited)
Liabilities Not Subject To Compromise
- -------------------------------------

   Line of credit                                  $ 3,442,000      $ 3,989,000
   Accounts payable (Note 3)                           941,000          429,000
   Accrued expenses                                    852,000          876,000
   Deferred income                                      44,000           41,000
                                                   -----------      -----------


         Total liabilities not subject
          to compromise                              5,279,000        5,335,000
                                                   -----------      -----------

LIABILITIES SUBJECT TO COMPROMISE                   10,394,000       10,246,000
                                                   -----------      -----------

STOCKHOLDER'S EQUITY
    Common stock $.01 par value 20,000,000
        shares authorized, 2,213,000 issued
        and outstanding                                 22,000           22,000
     Additional paid-in capital                      4,282,000        4,282,000
     Accumulated deficit                            (6,754,000)      (4,441,000)
                                                   -----------      -----------
                                                    (2,450,000)        (137,000)
                                                   -----------      -----------

TOTAL                                              $13,223,000      $15,444,000
                                                   ===========      ===========


See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession)
- ----------------------------------------------------------------------
CONSOLIDATED CONDENSED STATEMENT OF INCOME (Unaudited)
- -----------------------------------------------------


                                                      For The Three Month Period       For The Six Month Period
                                                            Ended July 31,                   Ended July 31,
                                                      --------------------------       ----------------------------
                                                         1996           1995              1996            1995
                                                         ----           ----              ----            ----
NET SALES                                             $   167,000     $5,414,000       $ 1,009,000      $11,342,000

COST OF SALES                                             365,000      3,873,000         1,175,000        7,326,000
                                                      -----------     ----------       -----------      -----------

GROSS MARGIN                                             (198,000)     1,541,000          (166,000)       4,016,000
                                                      -----------     ----------       -----------      -----------

OTHER EXPENSES (INCOME)
     Selling, general and administrative                  564,000      1,087,000         1,285,000        2,490,000
     Interest expense                                     104,000        311,000           203,000          622,000
     Interest (income)                                    (13,000)         8,000           (26,000)          (3,000)
     Amortization of loan costs                            33,000         26,000            65,000           76,000
                                                      -----------     ----------       -----------      -----------

         Total other expenses                             688,000      1,432,000         1,527,000        3,185,000
                                                      -----------     ----------       -----------      -----------

(LOSS) INCOME FROM OPERATIONS BEFORE
  REORGANIZATION ITEM AND INCOME TAXES                   (886,000)       109,000        (1,693,000)         831,000

REORGANIZATION ITEM
    PROFESSIONAL FEES                                     435,000            ---           620,000              ---
                                                      -----------     ----------       -----------      -----------

(LOSS) INCOME BEFORE PROVISION FOR
    INCOME TAXES                                       (1,321,000)       109,000        (2,313,000)         831,000

PROVISION FOR INCOME TAXES                                    ---         43,000               ---          332,000
                                                      -----------     ----------       -----------      -----------

NET (LOSS) INCOME                                     $(1,321,000)    $   66,000       $(2,313,000)     $   499,000
                                                      ===========     ==========       ===========      ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                          2,213,000      2,213,000         2,213,000        2,213,000
                                                      ===========     ==========       ===========      ===========

(LOSS) EARNINGS PER SHARE                             $     (0.60)    $     0.03       $     (1.05)     $      0.23
                                                      ===========     ==========       ===========      ===========

See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession)
- ----------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
- ----------------------------------------------------------------------

                                                                             Six Months Ended
                                                                                  July 31,
                                                                         -------------------------

                                                                            1996            1995
                                                                            ----            ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $1,046,000      $3,012,000
                                                                         ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of film rights                                                (20,000)     (6,119,000)
     Proceeds from affiliate note receivable                                 91,000          46,000
                                                                         ----------      ----------
              Net cash provided by (used in) investing activities            71,000      (6,073,000)
                                                                         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under line of credit                      (547,000)      2,816,000
     Increase in restricted cash                                           (978,000)            ---
     Repayments of capital lease obligations                                (14,000)        (52,000)
     Redemption of convertible senior subordinated debentures                  ----          (5,000)
                                                                         ----------      ----------
              Net cash provided by (used in) financing activities        (1,539,000)      2,759,000
                                                                         ----------      ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                (422,000)       (302,000)

CASH, BEGINNING OF PERIOD                                                   589,000         360,000
                                                                         ----------      ----------

CASH, END OF PERIOD                                                      $  167,000      $   58,000
                                                                         ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

    Acquisition of licensing rights under contract                       $        0      $5,965,000
                                                                         ==========      ==========

See accompanying notes to consolidated financial statements

                PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             (Debtor In Possession)
                                 July 31, 1996
                                  (unaudited)


Note 1 - Statement of Information Furnished
- -------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position, the results of operations and cashflows for the periods presented. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended January 31,1996.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 3 - Accounts Payable
- -------------------------

Attorney's fee's attributed to the Company's bankruptcy proceeding, account for $576,000 of the total accounts payable.

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Results of Operations
- ---------------------

For the Six Month Period Ended July 31, 1996 and July 31, 1995
- --------------------------------------------------------------

     On December 1, 1995, the Company and its subsidiaries filed a voluntary petition and commenced a case (the "Bankruptcy Proceedings") under Chapter 11 of the United States Bankruptcy Code, which is still pending. Throughout the course of the Bankruptcy Proceedings, the Company has been operating as debtor in possession. No trustee has been appointed and no motion has been filed for the appointment of a trustee. The Company filed a proposed plan of reorganization (the "Plan") on August 30, 1996, with the United States Bankruptcy Court in Los Angeles. The Plan calls for Lee Video City, Inc. a California corporation ("VCI") to merge with and into Prism Entertainment Corporation upon confirmation of the Plan. The Plan also calls for the Company's unsecured creditors to receive pro-rated shares of approximately 25.2% and current Prism shareholders to retain approximately 7.2% of the Reorganized Prism. A creditor of VCI will be receiving 15.0% of the Reorganized Prism shares in return for forgiveness of $3,000,000 of long term debt. Although the Company has received a signed Letter of Intent from VCI, no definitive merger agreement has been executed to date. "The Plan" has not been approved by the Bankruptcy Court. No assurance can be given that the Plan will be approved, and if approved, what the specific terms thereof maybe, or that a definitive merger agreement will be executed and a merger consummated between the Company and "VCI".

     During the course of the Bankruptcy Proceedings the Company has entered into a series of stipulations with Imperial Bank concerning the Company's use of the Bank's collateral, including "cash collateral", for its operations. These stipulations have all been approved by order of the Bankruptcy Court. Imperial Bank has filed a motion with the Bankruptcy Court for a relief from stay, and the Company intends to vigorously oppose that motion.

     In view of the Company's cash position, the Company is presently engaged in only limited business activities consisting of the sale of its existing film products to domestic ancillary markets as well as foreign rights of it's existing film library.

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

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (continued)
         -----------------------------------

     Within this limited business activity, the Company generated sales of $1,009,000 compared to $11,342,000 for the six months ended July 31, of last year. Cost of sales decreased $6,151,000 to $1,175,000 from $7,326,000 and selling, general and administrative expenses decreased $1,205,000 to $1,285,000 from $2,490,000.

     On this low level of sales activity the Company sustained a loss of $2,313,000 for the six months ended July 31, compared to net income of $499,000 in the same six month period ending July 31, of last year.

For the Three Months Ended July 31, 1996 and July 31, 1995
- ----------------------------------------------------------

     The Company generated sales of $167,000 compared to $5,514,000 in the same quarter last year. Cost of sales decreased $3,508,000 to $365,000 from $3,873,000 and selling and administrative expenses decreased $523,000 to $546,000 from $1,087,000 for the same period last year.

Liquidity and Capital Resources
- -------------------------------

     The Company had incurred a substantial loss in the fiscal years ended January 31, 1995 and 1996 creating a significant working capital shortfall and was unable to meet its current obligations to its creditors. Therefore, on December 1, 1995 the Company filed for reorganization under Chapter 11 of the Bankruptcy Code. Since that date, the Company has been operating as a debtor in possession. The Company has entered into a series of stipulations with Imperial Bank concerning the Company's use of the Bank's collateral, including "cash collateral", for its operations, unless the Company is able to have its plan of reorganization approved, substantial doubts exist's as to the Company's ability to continue as a going concern.

     On June 5, 1996, the Bankruptcy Court approved the "sixth stipulated interim order for the use of cash collateral and non-cash collateral". This order approves a Company budget through September 27, 1996. It also requires the Company submit a plan of reorganization proposal to the creditors committee by July 31, 1996. After that date, at their option, Imperial Bank (the only secured creditor) and the Creditors can accept the proposal or file with the court their own plans of reorganization and call for liquidation of the Company. Imperial Bank (the only secured creditor) and the creditors have waived their option to file their own plan as of this date. Imperial Bank has filed a motion with the Bankruptcy Court for a relief from stay, and the Company intends to vigorously oppose that motion.

     Within this limited business activity cash flow from operating activities was $1,046,000 and cash received from investing activities as $71,000. Cash use from financing activities was $1,539,000 and was attributed to cash payments made and cash set aside in a restricted cash account, to pay down the Imperial Bank line of credit.

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


                                       PRISM ENTERTAINMENT CORPORATION
                                       AND SUBSIDIARIES (Registrant)



     September 19, 1996                /s/ Barry L. Collier
                                       ------------------------------
                                       Barry L. Collier
                                       President

     September 19, 1996                /s/ Rudy Patino
                                       ------------------------------
                                       Rudy Patino
                                       Chief Accounting Officer