Form 10-Q
period 1996-10-31
PRISM ENTERTAINMENT CORP
filed 1996-12-20
CIK 773135

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  For Quarterly Period Ended October 31, 1996
                                             ----------------

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
                                                  -------------

________________________________________________________________________________
Former name, former address and former fiscal year, if changed from last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     YES  X   NO
                                                        -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                           Outstanding at October 31, 1996
------                          -------------------------------
Common                                      2,213,000
------                                      ---------

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession)
------------------------------------------------

INDEX
-----


PART I       FINANCIAL INFORMATION                                        PAGE
                                                                          ----

             Consolidated Balance Sheets                                  1-2
              October 31, 1996 and January 31, 1996

             Consolidated Condensed Statements of Income                  3
              Three Months Ended October 31, 1996 and 1995 and
              Nine Months Ended October 31, 1996 and 1995

             Consolidated Condensed Statements of Cash Flows              4
              Nine Months Ended October 31, 1996 and 1995

             Notes to Consolidated Condensed Financial Statements         5

             Management's Discussion and Analysis of the Results          6-8
              of Operations and Financial Condition

PART II      OTHER INFORMATION                                            9

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession)
-----------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------


ASSETS                              October 31,         January 31,
------                                 1996                1996
                                    -----------         ------------
                                    (Unaudited)
  Cash and cash equivalents           $176,000              $589,000
  Restricted  cash                   1,909,000               887,000
  Trade receivables, net             2,364,000             4,440,000
   Due from affiliate                  154,000               257,000
   Inventories                            ----               363,000
   Film costs, net                   3,700,000             7,820,000
   Prepaid expenses                     34,000                82,000
   Furniture and equipment, net        190,000               257,000
   Debenture issue costs, net          292,000               390,000
   Other assets                        364,000               359,000
                                    ----------           -----------

TOTAL ASSETS                        $9,183,000           $15,444,000
                                    ==========           ===========

See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession)
-----------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------
CONCLUDED
---------


LIABILITIES AND
STOCKHOLDER'S EQUITY                                          October 31,      January 31,
--------------------                                             1996             1996
                                                              -----------      -----------
                                                              (Unaudited)
Liabilities Not Subject To Compromise
-------------------------------------
   Line of credit                                             $ 2,973,000      $ 3,989,000
   Accounts payable (Note 3)                                    1,249,000          429,000
   Accrued expenses                                               876,000          876,000
   Deferred income                                                 47,000           41,000
                                                              -----------      -----------


         Total liabilities not subject to compromise            5,145,000        5,335,000
                                                              -----------      -----------

LIABILITIES SUBJECT TO COMPROMISE                              11,017,000       10,246,000
                                                              -----------      -----------

STOCKHOLDER'S EQUITY
    Common stock $.01 par value 20,000,000 shares
        authorized, 2,213,000 issued and outstanding               22,000           22,000
     Additional paid-in capital                                 4,282,000        4,282,000
     Accumulated deficit                                      (11,283,000)      (4,441,000)
                                                              -----------      -----------
                                                               (6,979,000)        (137,000)
                                                              -----------      -----------

TOTAL                                                         $ 9,183,000      $15,444,000
                                                              ===========      ===========

See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession)
-----------------------------------------------------------------------
CONSOLIDATED CONDENSED STATEMENT OF INCOME (Unaudited)
------------------------------------------------------

                                                     For The Three Month Period        For The Nine Month Period
                                                          Ended October 31,                 Ended October 31,
                                                     --------------------------       ---------------------------
                                                        1996           1995              1996            1995
                                                     ----------     ----------        ----------      -----------

NET SALES                                              $405,000     $2,611,000        $1,414,000      $13,953,000

COST OF SALES (Note 4)                                4,041,000      2,315,000         5,216,000        9,641,000
                                                     ----------     ----------        ----------      -----------

GROSS MARGIN                                         (3,636,000)       296,000        (3,802,000)      4,312,000
                                                     ----------     ----------        ----------      ----------

OTHER EXPENSES (INCOME)
     Selling, general and administrative                491,000      1,315,000         1,776,000       3,805,000
     Interest expense                                    70,000        432,000           273,000       1,054,000
     Interest (income)                                  (14,000)       (20,000)          (40,000)        (23,000)
     Amortization of loan costs                          33,000         29,000            98,000         105,000
                                                     ----------     ----------        ----------      ----------

         Total other expenses                           580,000      1,756,000         2,107,000       4,941,000
                                                     ----------     ----------        ----------      ----------

(LOSS) INCOME FROM OPERATIONS BEFORE
  REORGANIZATION ITEM AND INCOME TAXES               (4,216,000)    (1,460,000)       (5,909,000)       (629,000)

REORGANIZATION ITEM
    PROFESSIONAL FEES                                   313,000            ---           933,000             ---
                                                     ----------     ----------        ----------      ----------

(LOSS) INCOME BEFORE PROVISION FOR
    INCOME TAXES                                     (4,529,000)    (1,460,000)       (6,842,000)       (629,000)

PROVISION (BENEFIT) FOR INCOME TAXES                        ---       (583,000)              ---        (251,000)
                                                     ----------     ----------        ----------      ----------

NET (LOSS) INCOME                                    ($4,529,000)    ($877,000)       ($6,842,000)     ($378,000)
                                                     ===========    ==========        ===========     ==========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                        2,213,000      2,213,000         2,213,000       2,213,000
                                                     ==========     ==========        ==========      ==========

(LOSS) EARNINGS PER SHARE                                ($2.05)        ($0.40)           ($3.09)         ($0.17)
                                                     ==========     ==========        ==========      ==========

See accompanying notes to consolidated financial statements

PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES (Debtor In Possession)
-----------------------------------------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------

                                                                                       Nine Months Ended
                                                                                          October 31,
                                                                                  ---------------------------

                                                                                      1996            1995
                                                                                   ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $1,556,000      $5,575,000
                                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of film rights                                                          (20,000)     (6,386,000)
     Proceeds from affiliate note receivable                                          103,000         100,000
                                                                                   ----------      ----------
                      Net cash provided by (used in)  investing activities             83,000      (6,286,000)
                                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments)  under line of credit                             (1,016,000)        941,000
     Increase in restricted cash                                                   (1,022,000)            ---
     Repayments of capital lease obligations                                          (14,000)        (46,000)
     Redemption of convertible senior subordinated debentures                            ----         (12,000)
                                                                                   ----------      ----------
                      Net cash provided by (used in) financing activities          (2,052,000)        883,000
                                                                                   ----------      ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (413,000)        172,000

CASH, BEGINNING OF PERIOD                                                             589,000         360,000
                                                                                   ----------      ----------

CASH, END OF PERIOD                                                                  $176,000        $532,000
                                                                                   ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

    Acquisition of licensing rights under contract                                         $0      $4,743,000
                                                                                   ==========      ==========


See accompanying notes to consolidated financial statements

               PRISM ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                            (Debtor In Possession)
                               October 31, 1996
                                  (unaudited)


Note 1 - Statement of Information Furnished
-------------------------------------------

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

Note 2 - Earnings Per Share
---------------------------

Earnings per share amounts are computed based upon the weighted average number of common shares actually outstanding during the period. Common stock options and purchase warrants, which are considered common stock equivalents, are not considered in the average number of shares since the effect would be anti-dilutive.

Note 3 - Accounts Payable
-------------------------

Attorney's fee's attributed to the Company's bankruptcy proceeding account for $814,000 of the total accounts payable.

Note 4 - Cost of Sales
----------------------

During the third quarter ending October 31, 1996, the Company recorded an adjustment in the amount of $3,469,000 relating to an increase in amortization expense based on a revision of the company's estimated ultimate revenues. The adjustment increased net loss by $1.57 per share for the quarter ended October 31, 1996.

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


Results of Operations
---------------------

For the Nine Month Period Ended October 31, 1996 and October 31, 1995
---------------------------------------------------------------------

     On December 1, 1995, the Company and its subsidiaries filed a voluntary petition and commenced a case (the "Bankruptcy Proceedings") under Chapter 11 of the United States Bankruptcy Code, which is still pending. Throughout the course of the Bankruptcy Proceedings, the Company has been operating as debtor in possession. No trustee has been appointed and no motion has been filed for the appointment of a trustee. The Company filed an amended plan of reorganization on October 25, 1996, (the "Plan") with the United States Bankruptcy Court in Los Angeles. The Plan calls for Lee Video City, Inc. a California corporation ("VCI") to merge with and into Prism Entertainment Corporation. The merger will result in the former shareholders VCI, owning approximately 51% of the reorganized Prism company. The Plan also calls for Prism's unsecured creditors to receive pro-rated shares of approximately 25.2% and current Prism stockholders to receive approximately 6.93% of the reorganized company. Ingram Entertainment, Inc. as a creditor of VCI will be receiving 15.0% of the reorganized company's shares in return for forgiveness of $3,000,000 of long term debt owed by VCI.. The Company and VCI have entered into an agreement and Plan of Reorganization and Merger dated October 25, 1996. The merger shall become effective upon the filing of the certificate of merger with the Secretary of State of the State of Delaware (the "effective time"). The closing of the merger is conditioned upon the satisfactory completion of certain conditions including the effectiveness of a confirmation order approving the Plan.

     On December 17, 1996, the United States Bankruptcy Court in Los Angeles entered it's order confirming the debtor's joint plan of reorganization as modified.

     The American Stock Exchange has informed the Company that it no longer satisfies all the guidelines for the continued listing of the company's common stock on the American Stock Exchange. The Company has filed an appeal with the American Stock Exchange objecting to the delisting and expects to hear their decision by the end of January, 1997.

     During the course of the Bankruptcy Proceedings, the Company has entered into a series of stipulations with Imperial Bank concerning the Company's use of the Bank's collateral, including "cash collateral", for its operations.
Imperial Bank has advised the Company that it intends to support the Plan under certain conditions that are currently being negotiated and finalized.

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (continued)
         -----------------------------------

     In view of the Company's cash position, the Company is presently engaged in only limited business activities consisting of the sale of its existing film products to domestic ancillary markets as well as foreign rights to its existing film library.

     As a result of the contraction in the Company's business activity, the Company has terminated the employment of a number of its employees and management personnel, including the Senior Vice President of Sales & Marketing and the President of Prism Pictures. The Company is not presently engaged in any production activity.

     Within this limited business activity, the Company generated sales of $1,414,000 compared to $13,953,000 for the nine months ended October 31, of last year. Cost of sales decreased $4,425,000 to $5,216,000 from $9,641,000 and selling, general and administrative expenses decreased $2,029,000 to $1,776,000 from $3,805,000. Cost of sales for the nine months ended October 31, 1996 includes an adjustment in the amount of $3,469.00 relating to an increase in amortization of the company's film library.

     On this low level of sales activity the Company sustained a loss of $6,842,000 for the nine months ended October 31, compared to a net loss of $378,000 in the same nine month period ending October 31, of last year.

For the Three Months Ended October 31, 1996 and October 31, 1995
----------------------------------------------------------------

     The Company generated sales of $405,000 compared to $2,611,000 in the same quarter last year. Cost of sales increased $1,726,000 to $4,041,000 from $2,315,000 and selling and administrative expenses decreased $824,000 to $491,000 from $1,315,000 for the same period last year. Cost of sales for the three months ended October 31, 1996 includes an adjustment in the amount of $3,469,000 relating to an increase in amortization of the company's film library.

Liquidity and Capital Resources
-------------------------------

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

Item 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (continued)
         -----------------------------------


     On October 30, 1996, the Bankruptcy Court approved the "eighth stipulated interim order for the use of cash collateral and non-cash collateral". This order approves a Company budget through December 27, 1996. The company as part of the plan of reorganization is in the final stages of entering into an amended and restated credit loan and security agreement with Imperial Bank. The new agreement will allow the company until July 1, 1999 to repay the balance due on the Imperial note as of the effective date.

     Within this limited business activity cash flow from operating activities was $1,556,000 and cash received from investing activities was $83,000. Cash use from financing activities was $2,052,000 arising from cash payments made and cash set aside in a restricted cash account, to pay down the Imperial Bank line of credit.

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


                                       PRISM ENTERTAINMENT CORPORATION
                                       AND SUBSIDIARIES (Registrant)



     December 19, 1996                 /s/ Barry L. Collier
                                       ------------------------------
                                       Barry L. Collier
                                       President

     December 19 , 1996                /s/ Rudy Patino
                                       ------------------------------
                                       Rudy Patino
                                       Chief Accounting Officer