Form 10-K
period 1997-03-31
VIDEO CITY INC
filed 1997-05-19
CIK 773135

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1997.
                          -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________ TO  _____________.

COMMISSION FILE NUMBER  0-14023

                                VIDEO CITY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                       95-3897052
                   --------                       ----------
            (STATE OR OTHER JURISDICTION OF      (IRS EMPLOYER
            INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

             6840 DISTRICT BOULEVARD, BAKERSFIELD, CALIFORNIA 93313
             ------------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

                                (805)  397-7955
                                ---------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK,  $ .01 PAR VALUE PER SHARE
                    ----------------------------------------
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAN THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  X   NO
                                                 ---     ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K IN ANY AMENDMENT TO THIS FORM 10-K. [_]

     AS OF APRIL 24,1997, 9,753,927 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING. NON-AFFILIATES OF THE REGISTRANT (I.E., EXCLUDING SHARES HELD BY EXECUTIVE OFFICERS, DIRECTORS, AND CONTROL PERSONS AS DEFINED IN RULE 405) HELD 4,676,853 SHARES OF COMMON STOCK ON THAT DATE. BECAUSE OF THE ABSENCE OF AN ESTABLISHED TRADING MARKET, THE MARKET VALUE OF SUCH SHARES COULD NOT BE DETERMINED; SEE ITEM 5 OF THIS FORM 10-K.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES  X    NO
    ---      ---

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     As the result of a merger on January 8, 1997, discussed below, the business of Video City, Inc. (the "Company") now consists of the ownership and operation of a chain of 18 video specialty stores in California plus an additional six stores owned by others which the Company manages under the Video City name, and the exploitation of a film library consisting of 47 feature motion pictures and numerous shorter film products.

     The Company (originally known as Lee Video City. Inc.) was incorporated in California on February 20, 1990. The Company opened its first two video superstores in Bakersfield, California in 1990 and opened four additional superstores in Bakersfield by the end of 1992. In 1993 the Company acquired four existing superstores and opened another ten. In the first half of 1994, the Company opened an additional eleven superstores, bringing its total store count to thirty-one. In the fall of 1994, the Company sold two of its superstores in Idaho, and ended the year with a total of twenty-nine superstores. The Company owned and operated twenty-nine stores until June 1996 when it sold its eleven stores outside of California. These eleven stores were sold to reduce debt and restructure the Company's operations by focusing all of its attention on the "core stores" in California. On January 8, 1997, the Company merged with and into Prism Entertainment Corporation ("Prism").

     Prism, a Delaware Corporation, was incorporated on January 27, 1984. Prism has been engaged in the in-house production of theatrical and television films and other programming for distribution to the home video, pay and basic cable, network television and syndication, and theatrical markets worldwide. Prism also acquired from third parties rights to such programming, primarily for distribution to the home video market. Prism concentrated on developing and obtaining rights to programming which had not received as wide a theatrical distribution, if any, as first-run theatrical products. Through subsidiaries, Prism entered into development arrangements with film producers and others, licensed certain of its films into the foreign marketplace, and acquired foreign rights to films from independent producers supplementing Prism's own productions.

     In 1994, Prism experienced a substantial decline in sales of its videocassettes to the domestic rental market. This trend continued into 1995 causing a material reduction in available cash and receivables from the sale of product. The reduction in receivables decreased the borrowing base under its credit line that prevented the production of new product. Prism lacked the necessary cash to operate its business and pay its creditors. On December 1, 1995, Prism filed a voluntary Chapter 11 petition and commenced a case under Chapter 11 of the United States Bankruptcy Code. During the course of the Bankruptcy Proceedings, Prism operated as a debtor in possession and engaged in only limited business activities consisting of the sale of its existing film products to domestic markets as well as foreign rights to its existing film library.

     Lee Video City, Inc. determined that a merger with Prism would be advantageous for the following reasons. First, the merger would afford an opportunity to restructure a significant portion of its debt held by Ingram Entertainment Incorporated ("Ingram") pursuant to which Ingram would convert three million dollars of such debt to Common Stock of the Company and terminate various restrictive covenants contained in a related loan agreement in favor of a new loan agreement (see "Major Suppliers"). Second, the merger would enable Lee Video City, Inc. to become a public company and to establish a trading market for its shares. Third, the merger would result in gaining ownership of the Prism film library and related accounts receivable and cash subject to the assumption of Prism's bank indebtedness. Fourth, the merger would bring about the consent of other creditors of Lee Video City, Inc. to convert approximately $819,000 of debt into Common Stock of the Company.

     As a consequence, the Company joined with Prism in submitting a Plan of Reorganization to the United States Bankruptcy Court-Los Angeles District. In December 1996, the Bankruptcy Court entered an order confirming the Plan of Reorganization of Prism, which provided for the merger with Lee Video City, Inc., the issuance of Common Stock of the Company to unsecured creditors of Prism in satisfaction of their creditor claims, the modification of Prism's existing bank loan agreement, and other matters. Pursuant to the Plan of Reorganization, Prism emerged from Chapter 11 at the time of its merger with Lee Video City, Inc. on January 8, 1997.

     The name of the Company and the Registrant was changed to Video City, Inc. in conjunction with the merger of Lee Video City, Inc. into Prism Entertainment Corporation.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company primarily operates in one industry segment, the video industry. Lee Video City, Inc. has had no export sales. Prism has licensed and sold films in foreign territories and Video City may continue to exploit the existing film library in the foreign marketplace. Prism had foreign sales aggregating $ 279,000, $ 2,699,000, and $ 4,353,000 during fiscal years ending January 31, 1997, 1996 and 1995. However, no foreign sales are included in revenues for the thirteen months ended January 31, 1997 and the twelve months ended December 31, 1996 and 1995 as Prism had no foreign sales from January 9, 1997 through January 31, 1997.

NARRATIVE DESCRIPTION OF BUSINESS

                                    GENERAL

     The Company was formed in 1990 by Robbie Lee for the purpose of developing a chain of video retail superstores that would serve secondary markets. A video superstore generally has at least 4,500 square feet of floor area and over 7,500 units for rental or sale. Secondary markets are those metropolitan areas with a total population of less than 500,000 people.

     As a result of the merger on January 8, 1997, the business of Video City, Inc. now consists of the ownership and operation of a chain of video specialty stores in California and the exploitation of a film library consisting of 47 feature films and numerous shorter films.

     As of January 8, 1997, the Company owned and operated 18 video specialty superstores and operated an additional 6 "licensed" stores pursuant to management agreements. All of the stores are located in California. The Company's stores rent and sell a variety of videocassettes, game cartridges, video players, game equipment, accessories and concessions.

     The Company will continue to distribute the film library into domestic and foreign markets. Management has no plans to resume the production of feature films, but may consider licensing and selling some or all of the non-video store assets. The primary focus of the Company will be the business of owning and operating video superstores.

                                VIDEO RETAILING

     Video Retailing: According to Paul Kagan Associates, Inc. ("Paul Kagan"), a well known video industry analyst, the home video retail industry grew from $0.7 billion in 1982 to $15.8 billion in 1996 and is expected to reach nearly $22 billion by 2005. An estimated 82.5% of American households own VCR's, providing a huge installed base. Currently, more than 65 million Americans visit a video store every week.

     Management believes that the video industry's economics favor larger chains with larger stores. The video industry is highly fragmented with approximately 28,000 stores in the United States. Only six video specialty chains have over 100 stores, and only one chain has a market share in excess of two percent. As the industry has matured, however, it has begun consolidating. The industry's consolidation is in its early stages with few well-established chains, and only one national chain. The Company believes there is an excellent opportunity for a well-managed, well-capitalized company to become a major "regional" player.

     Movie Studio Dependence on Video Retailing:   Sales to videocassette
retailers has become the single largest source of revenues for the movie studios. According to Paul Kagan, the video retail industry is the single largest source of domestic revenue to movie studios, representing approximately $4.6 billion, or fifty-three percent of the $9.4 billion studio revenue in 1994. Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office receipts alone. Video retailers purchase not only the hits, but also those movies that did not do well at the box office, thus providing a source of revenue for almost all their movies. Revenues from "B" titles (titles that do not make the top 120 movies of the year) account for approximately 25% of the studio revenue and are derived principally from movie rentals, not box office revenues.

     Rentals versus Sales: Although the industry includes both rentals and sales, the consumer market has been primarily comprised of rentals. By setting the wholesale prices, movie studios influence the relative levels of videocassette rentals versus sales. Videocassettes released at a relatively high price, typically $60 to $70, are purchased by video specialty stores and are promoted primarily as rental titles. Videocassettes released at a relatively low price, typically $5 to $18, are purchased by video specialty stores and are promoted as both rental and sale titles. In general, movie studios attempt to maximize total revenue from videocassette releases by maintaining prices at a relatively high level during the first six months to one year after release. During this time, sales are made primarily to video specialty stores for rental. Subsequently, the movie studios re-release the tapes at a lower price to promote sales.

                        FILM PRODUCTION AND DISTRIBUTION

     Feature Film Licensing: Feature films are licensed and sold into the foreign market place and to the domestic ancillary market, including pay-per-view, pay and basic cable, free television and laser disc. The home video distribution business involves the promotion and the sale of videocassettes and video discs to local, regional, and national video retailers (e.g., video specialty stores, convenience stores, record stores and other outlets), which then rent or sell the videocassettes and video discs to consumers primarily for private viewing.

     Major feature films are usually scheduled for release in the home video market within four to six months after theatrical release to capitalize on the theatrical advertising and publicity for the film. Promotion of new releases is generally undertaken during the nine to twelve weeks before the release date. Videocassettes of feature films are generally sold to domestic wholesalers at approximately $50 to $60 per unit and generally are rented by consumers for fees ranging from $1 to $4 per day. Selected titles, including certain made-for-video programs, can be priced significantly lower to encourage direct purchase by consumers.

     The Company will continue to distribute the film library into domestic and foreign markets. Management has no plans to resume the production of feature films, but may consider licensing and selling some or all of the non-video store assets.

                        BUSINESS AND EXPANSION STRATEGY

     Business Strategy The Company focuses on operating, building and acquiring superstores. The Company believes superstores, stores generally in excess of 4,500 square feet, are the most commercially viable format for most locations. The size generates enough traffic to permit leasing optimal locations. The majority of the store operating expenses are substantially fixed and hence, disproportionately lower in the larger format. As most video rental customers use two to three stores, a superstore offers a more complete selection and greater availability of new releases; therefore, they are better able to become a customer's preferred store. In addition to selecting superior locations and offering superior inventory selections, the Company places much emphasis on offering its customers excellent service.

     Expansion Strategy The Company has a three-pronged growth strategy, as follows:

     Development Program.  In many regions, the Company believes there are
     -------------------
significant opportunities to grow through internal development and smaller acquisitions. Such internal growth will be the means of expansion in attractive market areas where there are no strong acquisition candidates, good locations are still available, the competition consists of small stores vulnerable to the superstore approach, or stores with less experienced or under-capitalized operators. Historically, the opening of new stores has fueled most of the Company's growth. The Company has selected suitable locations, negotiated reasonable leases with the property owners, retained contractors to remodel the interior of the stores into the Company's superstore format, hired and trained store employees, advertised the stores within their trade area, and opened the stores for business.

     Acquisitions.  The Company believes the highly fragmented nature of its
     ------------
industry presents the opportunity to acquire strategically located chains that are market share leaders in their trade areas. Management believes that acquiring such chains can be the most cost-effective means of entering an area, particularly where the chain already occupies the most desirable locations. The purchase of an existing chain enables the Company to immediately utilize the assets of the acquired chain. Also, existing chains have established a customer base that can substantially reduce the Company's advertising expenses. The Company anticipates opening additional stores as necessary to fill in the market areas of the acquired video chains so that operating efficiencies can be maximized.

     New Products  In recent years, the Company began renting video game
     ------------
cartridges and discs, and selling videocassettes, thus generating additional revenue. The Company anticipates that there will be future new products and technological innovations, such as digital video discs, that will result in new product lines, creating new revenue sources for the Company.

                                 MERCHANDISING

     Videocassette Rental. The Company's stores primary revenue source is the rental of videocassettes. Each store currently offers from 8,000 to 14,000 videocassettes consisting of approximately 6,000 different titles. New release videocassettes (videos within one year from release date) are displayed in the prominent "New Release" section and are organized alphabetically by title. Catalog videocassettes are displayed alphabetically by title within categories such as "Action", "Comedy", "Drama", etc. The Company seeks to be known within its markets as the chain with the most new releases. One promotional strategy that management deems to be highly successful is to periodically guarantee the availability of a popular new release.

     Videocassette Sales. Video City offers new and previously viewed videocassettes for sale. Previously viewed videocassettes are pulled from the shelves several weeks after the release date depending on customer demand and are sold to customers at a discount price.

     Video Games. The Company's stores offer from 300 to 1,000 video game cartridges, consisting of 250 to 500 different titles. Revenues generated from game cartridges were on a continuous upward trend from 1992 to 1995. A decline in video game rentals began in 1995 and continued through 1996 due to consumer confusion on the direction of new hardware and formats. The Company anticipates broadening its selection of game cartridges to include successful new formats as they become available and grow in popularity.

     Other Products. In addition to videocassette rentals and sales and video game rentals, Video City stores also rent videocassette players, video game players, and audio books in selected stores and sell a variety of video accessories and confectionery items.

                                STORE LOCATIONS

     All of the 18 stores currently owned and operated by the Company and the six stores operated by the Company under management agreements are located in California. Of the owned stores, nine are located in Bakersfield, three in Fresno, and one store each in Delano, Palmdale, Taft, Tehachapi, Salinas, and Santa Maria.

                                MAJOR SUPPLIERS

     The Company has supply agreements with its two major suppliers, Ingram Entertainment ("Ingram") and Rentrak Corporation ("Rentrak"). The agreement with Ingram requires the Company to purchase, under certain conditions, approximately 80% of its yearly requirements for the video rental, video sell-through, and video game products. As a result of the Company's rapid expansion in 1993 and 1994, the Company's purchases from Ingram caused the Company's accounts payable to Ingram to reach nearly seven million dollars by August 1994. In February 1995, $7.1 million of accounts payable due to Ingram were converted to a Senior Secured Note due December 31, 2000, pursuant to an agreement with Ingram which contained numerous restrictive covenants which, among other things, limited the Company's ability to finance the opening of additional stores. In June 1996, in connection of the sale by the Company of 11 stores, the Company reduced its debt to Ingram by $3.1 million. Upon effectiveness of the merger with Prism, Ingram converted $3.0 million of debt to Common Stock of the Company, and the Company entered into a new loan agreement with Ingram containing substantially less restrictive covenants for the remaining debt of approximately $1.5 million.

     Pursuant to the Revenue Sharing Agreement with Rentrak, the Company is obligated to pay Rentrak revenue sharing and handling fee payments that are equal to on an annual basis at least 8% of total gross rental revenues; this amount prior to the January 8, 1997 merger with Prism was 10% of the Company's total gross rental revenues. The Ingram supply agreement expires June 30, 2001 unless terminated earlier by Ingram, and the Rentrak Revenue Sharing Agreement expires May 31, 2016.

     If the relationships with Ingram and Rentrak were terminated, the Company believes that it could readily obtain its necessary inventory of videocassette and video games from a number of other suppliers at prices and on terms comparable to those available from Ingram or Rentrak. However, there can be no assurance that any replacement supplier would provide service or payment terms as favorable as those provided by Ingram or Rentrak.

                           MARKETING AND ADVERTISING

     The Company primarily uses television, radio, newspaper and direct mail as a means to advertise. Suppliers and movie studios provide advertising and market development funds for certain movie titles that the Company uses to purchase the television, radio, and newspaper advertising. Although there is no guarantee, the Company believes its suppliers and the movie studios will continue to provide these advertising and market development funds. In addition, the Company benefits from the advertising and marketing by studios and theaters in connection with their efforts to promote videos and films. The Company's advertising emphasizes signature attributes such as movie reservations, rent and return at any location, membership good at all locations, and guaranteed availability of certain key new releases.

                              INVENTORY MANAGEMENT

     Each videocassette and game cartridge is placed in a clear protective case and has a magnetic security device and a unique optical bar code affixed to it before being placed on the floor for rental. The unique bar code is used for inventory management. For the most part, inventory is received and maintained at the store level; whereas, inventory for new stores is processed by the Company before it is placed on the shelves. The Company conducts physical inventories on a quarterly basis. Inventory may be, and is, transferred between locations based on demand or lack of demand to obtain maximum return on investment.

                         MANAGEMENT INFORMATION SYSTEMS

     It is critically important in video retailing to have accurate and timely information relating to inventory management, sales, customer demographics, and various other financial and operational data. Video City began development of a sophisticated management information system in early 1992 and fully implemented its system in all superstores by mid-1994. Each superstore uses a point-of-sale system ("POS") where all rental and sales transactions are recorded using scanned bar code information. Nightly, the corporate system electronically uploads data from each POS so data is available for management review each morning. This data also provides customer information which is used for direct marketing to these customers. This data is further used for audit purposes and loss prevention. This POS is a sophisticated and complete system that can be quickly implemented in new stores due to standard file layouts and thorough documented procedures for training and staff utilization.

     In each of the Company's multi-store markets, the stores' POS is linked to a central computer enabling all product and customer data to be shared real time. This sharing allows product to be rented from one store and returned to another while tracking the product through the system. The Company believes it is the only major chain of superstores that not only actively uses the real time sharing so customers can rent and return at any location, and has successfully promoted it to gain market share. The "linked" capability also allows stores to locate rental and sale items which may not be available at one location but are available at another location.

                                  COMPETITION

     The video retail industry is highly competitive. The Company competes with other local and regional chains, such as Blockbuster Entertainment, a division of Viacom, Inc. ("Blockbuster"), and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order companies and other retailers. Some of the Company's competitors have significantly greater financial resources, although the Company is generally the largest or second largest video retailer in most of its markets. The Company believes success in competing with other operators is principally a function of store location, number of copies of popular titles, and customer service.

     Approximately fifty percent of the Company's stores compete directly with Blockbuster. One of Blockbuster's strengths, and also one of its weaknesses, is its standardization of design, layout, look and business practices of each of its stores regardless of location. This approach is easy to roll out and can be cost efficient in many respects, but does not address many market-specific issues. The Company believes regional flexibility is an important competitive requirement in its industry and therefore is organized along geographic lines with each region having significant autonomy.

     The Company also competes with cable television, satellite and pay-per-view, in which subscribers pay a fee to see a movie selected by the subscriber. Pay-per-view at this time offers a limited number of channels only available to households with a converter to unscramble an incoming signal. Recent technological developments could permit cable companies, direct broadcast satellite companies, telephone companies, and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies to consumers on demand. The Company believes movie studios have a strong interest in maintaining a viable movie rental business as the sale of videocassettes represents the studio's largest source of revenue. As a result, the Company believes movie studios will continue to make movie titles available to cable television and other distribution channels only after the revenue has been derived from the sale of videocassettes to video stores. Substantial technological developments will be necessary in order for pay-per-view to match the low price, viewing convenience and selection available through video rental.

     The Company does not believe that Video on Demand ("VOD") represents a near term threat to the video retailing industry. VOD has been the topic of much publicity and at some point will probably become a factor in the distribution of video entertainment, but the Company does not perceive it as a significant threat over the next five years. Studios have indicated their intent, should VOD technology prove feasible, of giving VOD a release slot after video retailing but before cable. Also, VOD technology is evolutionary not revolutionary. Management believes VOD is essentially a refinement of existing products and will take years to gain broad-base acceptance. Finally, the costs of current VOD pilot systems are prohibitive, and although they are projected to decline substantially, the lower costs are expected to exceed the costs of renting a video.

     The Company's competitors related to licensing and sale of feature films include major studios and their affiliates, such as Universal, Walt Disney, Paramount, Warner Bros., CBS/Fox Video, Turner Broadcasting systems/New Line Home Video and independent companies such as Trimark Entertainment.

In addition, The Company faces competition from a number of privately held production companies which target the home video market including Full Moon Productions, Cinetel Films, Arrow Films Int'l., Vision Entertainment and Saban Productions. Many of these private companies have distribution arrangements with major studios. The Company's competitors have available for distribution "A" quality films which have increasingly attracted the "buy" decisions of video retailers thus limiting the market available to the Company.

     In the international distribution market, the competition includes a wide range of companies from small independent production companies to sales agents acting as producers' representatives such as Atlas Int'l, and Betafilm (Germany), Capitol Films (Britain), DB Media (Italy), and UCG Int'l. (France).

                                   EMPLOYEES

     As of January 31, 1997, the Company had approximately 207 employees, of whom 190 are located in the retail stores and the remainder in the Company's corporate administrative office. None of the Company's employees are represented by a labor union, and the Company prides itself on its exemplary relations with its employees.

                                  SERVICE MARK

     The Company owns a United States federal registration for its service mark "Video City." The Company considers its service mark important to its continued success.

ITEM 2.   PROPERTIES

     All of the Company's stores are leased pursuant to leases with initial terms ranging from three to ten years with varying option renewal periods. Most of the leases are "triple net" requiring the Company to pay all taxes, insurance, and common area maintenance expenses associated with the properties.

     The Company's corporate headquarters is located in Bakersfield, California and consists of approximately 16,000 square feet of leased space.

     Management considers the Company's corporate offices and stores to be generally suitable and adequate for their intended purposes.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not currently involved in legal proceedings that management believes could have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters requiring disclosure.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Lee Video City, Inc. was a privately held company until its merger with Prism on January 8, 1997. Until November 30, 1995, Prism's common stock was traded on the American Stock Exchange under the symbol "PRZ". In response to the anticipated filing of the Bankruptcy Petition, the American Stock Exchange suspended trading of Prism's common stock pending review of the Company's Plan of Reorganization and its then eligibility for continued trading. Thereafter, the Common Stock has traded on a very limited basis on the NASD Electronic Bulletin Board. As of January 31, 1997 there was no established trading market as the Company was delisted from the American Stock Exchange.

     As of April 30, 1997, there were approximately 150 record holders of the Registrant's common stock.

     The Company has never paid any cash dividends, and the Board of Directors intends to retain any earnings for use of the expansion of the Company's business in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected historical financial data for the years ended December 31, 1992, 1993, 1994, 1995, and 1996 have been derived from the consolidated financial statements of Lee Video City, Inc. The selected historical financial data for the year ended January 31, 1997 was derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

                                                  Thirteen
                                                   Months
                                                   Ended
                                                 January 31,                    Year ended December 31,
                                                    1997         1996        1995        1994         1993          1992
                                                  ---------    ---------   ---------   ---------   -----------   -----------
                                                          (in thousands, except per share and operating data)

STATEMENT OF OPERATIONS
 DATA(1):
   Revenues                                        12,211      11,271      14,007      13,164         6,662         2,446
   Operating income (loss)                           (522)       (418)        141        (379)       (1,126)          254
   Income (loss) before income taxes                 (176)        (43)       (586)     (1,310)       (1,450)          248
   Net income (loss)                                 (176)        (43)       (586)     (1,310)       (1,450)          248
   Net income (loss) per share                      (0.04)      (0.01)      (0.14)      (0.32)        (0.36)         0.06
   Weighted average shares
     Used in computation                            4,569       4,234       4,127       4,080         4,080         4,080

OPERATING DATA:
   Number of stores at end of period                   18          18          29          29            20             6
   Increase (decrease) in same                        0.3%      (1.2)%      (1.9)%        5.2%          5.4%         11.3%
     store revenues (2)

BALANCE SHEET DATA (3):
   Cash and cash equivalents                        1,247          59         418          93           457            56
   Videocassette rental inventory                   2,127       2,189       3,354       3,523         2,444           823
   Total assets                                    11,080       4,010       7,335       7,705         4,725         1,709
   Long-term debt, less current portion             3,341       5,804       7,954       9,028         5,827           210
   Total liabilities                                8,844       8,167      11,449      11,458         7,168         2,702
   Stockholders' equity (deficit)                   2,236      (4,157)     (4,114)     (3,753)       (2,443)         (993)

(1) The Statement of Operations Data reflects the results of operations of Lee Video City, Inc. for the twelve months ended December 31 1992, 1993, 1994, 1995, and 1996 and for 1997 reflects the results of operations of Lee Video City, Inc. for the thirteen months ended January 31, 1997 and Prism Entertainment Corporation for 23 days, January 8, 1997 through January 31, 1997. The twelve months ended December 31, 1992 and 1993 are unaudited.

(2) The increase (decrease) in same store revenues compares revenues from stores opened and owned by the Company for twelve full months.

(3) The Balance Sheet Data for 1997 reflects the post merger combined accounts.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

OVERVIEW

     Lee Video City, Inc. opened its first video superstore in 1990. The Company grew to as many as 31 superstores in 1994 and owned and operated 29 stores until June 1996 when it sold eleven stores outside of California. The eleven stores were sold to reduce debt and restructure the Company's operations by focusing all of its attention on the "core stores" in California. On January 8, 1997, Lee Video City, Inc. merged with and into Prism Entertainment Corporation. Upon consummation of the merger, the name of the surviving corporation ("the Company") was changed from Prism Entertainment Corporation to Video City, Inc. The Company retained Prism's year-end of January 31 resulting in the presentation of thirteen months for its statement of operations ended January 31, 1997, including the accounts of Prism Entertainment Corporation for the period January 9, 1997 through January 31, 1997.

     As of January 31, 1997, the Company owned and operated 18 video superstores in the State of California under the Video City name and logo. The Company's revenues consist primarily of rental revenues and product sales revenues. Rental revenues include revenue from rentals of videos, video games, video players and video game machines and extended viewing fees. Product sales revenues are derived from sales of new and used videos, including excess rental inventory, concessions and accessory items.

     Operating costs and expenses include operating expenses, cost of product sales and general and administrative expenses. Operating expenses consist of amortization of videos purchased for rental, fees and lease expenses for leased videos and all store expenses, including occupancy, payroll, store opening expenses and direct store advertising and promotion expenses.

     Videocassette rental inventory, which includes video games, is recorded at cost and amortized over its estimated economic life with no provision for salvage value. Videocassettes that are considered base stock are amortized over 36 months on a straight-line basis. Purchases of new release videocassettes and video games are amortized whereby the tenth and any succeeding copies of each title per store are amortized over 9 months on an accelerated basis; the fourth through ninth copies of each title per store are amortized over 36 months on an accelerated basis; and copies one through three of each title per store are amortized as base stock.

     Certain videocassettes in the rental inventory are leased under a Revenue Sharing Agreement with Rentrak Corporation. Under its agreement with Rentrak, pursuant to which the Company leases videos for rental to its customers, the Company pays a handling fee of $8.30 for each video. During the revenue sharing period, which is one year, the movie studio that supplies the video to Rentrak owns the video, and Rentrak and the Company on a predetermined basis share the rental revenues. The Company may also sell excess copies of a video title and share the sale proceeds with Rentrak on a predetermined basis. At the end of the revenue sharing period for a video title, the Company may purchase remaining copies of that title generally for less than $5 per copy. The handling fee per video is amortized on a straight-line basis over the revenue sharing period, and revenue sharing payments are expensed when incurred.

     Cost of sales and leased product is comprised of the cost of videos sold to customers and the cost of concessions and other products sold in the Company's stores. The cost of a video is measured at its amortized basis when sold, if previously used as a rental video, or at the Company's cost if purchased for sell-through, or at a varying basis if a leased product, depending upon when in the revenue sharing period it is sold.

     General and administrative expenses are comprised of corporate office expenses, including office equipment and facilities costs, management salaries and benefits, professional fees and all other items of corporate expense.

     Prism Entertainment Corporation's operations for the period January 9, 1997 through January 31, 1997 includes $1,933 of sales, operating losses of $47,822, interest expense of $23,744, which resulted in a net loss of $71,566.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) statement of operations data expressed as a percentage of total revenues and (ii) the number of stores open at the end of each period.

                                                               Thirteen
                                                                Months
                                                                 Ended            Twelve Months Ended December 31,
                                                               January 31,        --------------------------------
                                                                  1997             1996        1995         1994
                                                               -----------        --------------------------------

Rental revenues and product sales                                100.0%             100.0%      100.0%       100.0%

Operating costs and expenses:
     Store operating expenses                                     54.5%              55.2%       48.9%        51.5%
     Amortization of videocassette rental
      inventory                                                   17.2%              17.6%       14.4%        19.5%
     Cost of product sales                                        13.9%              13.8%       12.7%         9.8%
     Cost of leased product                                        4.8%               4.9%        7.8%           -
     General and administrative                                   13.8%              12.1%       15.2%        22.1%
                                                               -----------        --------------------------------
                    Total                                        104.3%             103.7%       99.0%       102.9%
                                                               -----------        --------------------------------
Operating income (loss)                                          (4.3)%             (3.7)%        1.0%       (2.9)%
Non-operating expense                                              2.9%               3.3%      (5.2)%       (7.1)%
                                                               -----------        --------------------------------
Loss before income taxes                                         (1.4)%             (0.4)%      (4.2)%      (10.0)%

Number of stores open at end of period                              18                 18          29           29

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Revenues

     Revenues for 1996 decreased $ 2,736,000, or 19.5%, to $ 11,271,000 compared to $14,007,000 for 1995. The decreased revenues were primarily a result of the sale of 11 stores by the Company in June 1996. Same store revenues were basically unchanged for 1996.

Amortization of Videocassette Rental Inventory

     Amortization of videocassette rental inventory for 1996 decreased $29,000 or 1.5%, to $1,988,000, compared to $2,017,000 for 1995. Amortization of videocassette rental inventory as a percentage of total revenue was 17.6% in 1996 compared to 14.4% in 1995. The increase as a percentage of total revenue was due to the higher proportion of purchased videocassettes versus leased videocassettes in 1996 compared to 1995.

Cost of Product Sales

  The cost of product sales as a percentage of revenue increased to 13.8% for 1996 compared to 12.7% for 1995. This increase was primarily due to the Company selling many previously viewed new release movies sooner than planned resulting in a loss on the sale of these movies due to a high net book value at the time of sale. These sales enabled the Company to generate needed working capital for operations.

Cost of Leased Product

     Cost of leased product for 1996 decreased $530,000, or 48.8%, to $556,000 compared to $1,086,000 for 1995. The decrease was attributable to the Company's sale of eleven stores in June 1996 and the Company buying less leased videocassettes in 1996. Cost of leased product as a percentage of total revenue was 4.9% in 1996 compared to 7.8% in 1995. The decrease as a percentage of total revenue was due to the lower proportion of leased videocassettes versus purchased videocassettes in 1996 compared to 1995.

Store Operating Expenses

     Store operating expenses for fiscal 1996 decreased $ 629,000, or 9.2%, to $6,221,000 compared to $ 6,850,000 for 1995. Store operating expenses as a percentage of total revenues were 55.2% for 1996 compared to 48.9% for 1995 due primarily to higher personnel costs and the payment of settlement fees of $380,000 to landlords for the termination of two occupancy leases related to the relocation of stores. The decrease in operating expenses was primarily due to the sale of eleven stores by the Company in June 1996.

General and Administrative

     General and administrative expenses for 1996 decreased $763,000, or 35.8%, to $1,368,000 compared to $ 2,131,000 for 1995. General and administrative expenses as a percentage of total revenue were 11.7% in 1996 compared to 15.2% in 1995. The decrease was attributable to the sale of eleven stores by the Company and management's efforts to reduce personnel costs and professional fees to help improve the profitability of the Company.

Gain on Disposition of Assets

     The gain on disposition of assets in 1996 is primarily related to the sale of eleven out of state stores in June 1996. These stores were sold to eliminate the added expense of operating stores outside of California, so that the Company could streamline operations, reduce debt, and increase profitability

Interest Expense

     Net interest expense decreased $240,000, or 25.8%, to $692,000 for 1996 compared to $932,000 for 1995. The decrease in interest expenses was primarily due to the reduction of long-term debt of the Company which was paid down from the proceeds from the sale of the 11 stores in June 1996.

Other

     Other (income) expense was $17,000 in income in 1996 compared to $204,000 in income in 1995. The change of $187,000 was primarily attributable to the expenses reducing other income.

Income Taxes

     The Company had no income tax expense for 1996 or 1995 as it had no taxable income in 1996 or 1995. The Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax has been recognized due to the change in the valuation allowance on the net deferred tax asset. A full valuation allowance has been established as it is more likely than not that the deferred tax asset will not be realized.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Revenues

     Revenue for 1995 increased $843,000, or 6.4%, to $14,007,000 compared to $13,164,000 for 1994. The increase in revenue was primarily due to new stores maturing and being open for a full year during 1995. Same store revenues were down slightly, 1.9% for 1995.

Amortization of Videocassette Rental Inventory

     Amortization of videocassette rental inventory for 1995 decreased $551,000 or 21.5%, to $2,017,000, compared to $2,568,000 for 1994. The decrease was attributed to the Company entering into a Revenue Sharing Agreement in December 1994 and thus leasing a portion of its videocassettes, resulting in less amortization expense of owned videocassettes.

Cost of Product Sales

     The cost of product sales as a percentage of revenue increased to 12.7% for 1995 compared to 9.8% for 1994. This increase was primarily due to the Company selling many previously viewed new release movies sooner than planned resulting in a loss on the sale of these movies due to a high net book value at the time of sale. These sales enabled the Company to generate needed working capital for operations.

Cost of Leased Product

     Cost of leased product for 1995 was $1,086,000 compared to $0 for 1994. This was due entirely to the fact that the Company did not have a Revenue Sharing Agreement until December 1994 and therefore had no cost of leased product expense for 1994. Cost of leased product as a percentage of total revenue for 1995 was 7.8%.

Store Operating Expenses

     Store operating expenses increased $74,000 to $6,850,000 for 1995 compared to $6,776,000 for 1994. Operating expenses as a percentage of total revenues were 48.9% for 1995 compared to 51.5% for 1994. Store operating expenses decreased as a percentage of total revenue primarily due to better efficiencies of operating the stores.

General and Administrative

     General and administrative expenses decreased $774,000, or 26.7%, to $2,130,000 in 1995 compared to $2,904,000 in 1994. General and administrative expenses as a percentage of total revenue was 15.2% in 1995 compared to 22.1% in 1994. The decrease was the result of the Company not adding any new stores in 1995 and the decision of management to reduce general and administrative expense to increase efficiencies and profitability of the Company.

Interest Expense

     Net interest expenses increased $105,000 to $932,000 for 1995 compared to $827,000 for 1994. This increase was primarily due to the Company incurring interest on long-term debt for a full year in 1995 compared to a partial year in 1994. The Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax has been recognized due to the change in the valuation allowance on the net deferred tax asset. A full valuation allowance has been established as it is more likely than not that the deferred tax asset will not be realized.

Income Taxes

     The Company had no income tax expense for 1995 or 1994 because it had no taxable income in 1995 or 1994. Additionally, in 1995 the Company changed its status from an S corporation to a C corporation. The Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax has been recognized due to the change in the valuation allowance on the net deferred tax asset. A full valuation allowance has been established as it is more likely than not that the deferred tax asset will not be realized.

ONE MONTH ENDED JANUARY 31, 1997 COMPARED TO ONE MONTH ENDED JANUARY 31, 1996

Revenues

     Revenue for the one month ended January 31, 1997 decreased $145,000, or 13.4%, to $940,000 compared to $1,085,000 for the one month ended January 31, 1996. The reason for the decrease was the sale of the eleven stores by the Company in June 1996. Same store revenue, however, for the one month ended January 31, 1997 was up $131,000, or 19.2%, compared to the one month ended January 31, 1996.

Amortization of Videocassette Rental Inventory

     Amortization of videocassette rental inventory for the one month ended January 31, 1997 decreased $18,000, or 14.0%, to $111,000 compared to $129,000 for the one month ended January 31, 1996. The primary reason for the decrease was the sale of eleven stores by the Company in June 1996.

Cost of Product Sales

     Cost of product sales for the one month ended January 31, 1997 increased $71,000 to $136,000 compared to $65,000 for the one month ended January 31, 1996. The increase was primarily due to the Company's expansion of its sell through product lines in its stores.

Cost of Leased Product

     Cost of leased product for the one month ended January 31, 1997 decreased $64,000, or 63.9%, to 36,000 compared to $99,000 for the one month ended January 31, 1996. The decrease was due to the Company leasing a lower proportion of videocassettes versus purchasing videocassettes in January 1997 compared to January 1996.

Store Operating Expenses

     Store operating expenses for the one month ended January 31, 1997 decreased $138,000, or 23.9%, to $439,000 compared to $577,000 for the one month ended January 31, 1996. Store operating expenses as a percentage of total revenues was 46.7% in January 1997 compared to 53.1% in January 1996. The decrease was primarily due to lower personnel costs and other controllable expenses.

General and Administrative

     General and Administrative expenses for the one month ended January 31, 1997 increased $196,000 to $323,000 compared to $127,000 for the one month ended January 31, 1996. The increase was primarily due to costs related to the merger between Lee Video City, Inc. and Prism Entertainment Corporation.

Interest Expense

     Interest expense for the one month ended January 31, 1997 decreased $31,000, or 39.6%, to $46,000 compared to $77,000 for the one month ended January 31, 1996. The decrease in interest expense was due to the Company having approximately $3,750,000 less in debt in January 1997 compared to January 1996.

Net Loss

     The net loss for the one month ended January 31, 1997 of $133,000 compared to net income for the one month ended January 31, 1996 of $28,000 was attributable to the increased general and administrative expenses related to the merger.

Liquidity and Capital Resources

     The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, the net proceeds from the possible sale of debt or equity securities, bank credit facilities, trade credit, and equipment leases.

     The Company funds its short-term working capital needs, including the acquisition of videos and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future video and other inventory purchases and other working capital needs. Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and , accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during fiscal 1998.

     On January 8, 1997, in conjunction with the Company's merger with Prism Entertainment Corporation, the Company entered into an amended and restated credit and security agreement (the "Agreement") with Imperial Bank, covering $3,066,000 of indebtedness that was owed by Prism. The Agreement calls for the Company to pay all net collections received from accounts receivable and a certain note receivable as well as additional accounts receivable generated from licensing of the Company's film library, directly against the principal balance of the loan. All principal outstanding as of July 1, 1998 shall be payable over twelve equal monthly installments for the balance of the term. The outstanding loan balance as of January 31, 1997 was $3,066,000. The Company's accounts receivable and a certain note receivable available for payment on the above debt at January 31, 1997 was $2,162,000.

     The Company also received $785,000 in cash upon consummation of the merger to be utilized for working capital purposes.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net cash provided by operating activities decreased by approximately $880,000 or 33.7% primarily due to a decrease in accounts payable and accrued expenses, partially offset by a decrease in other assets. Net cash used in investing activities decreased by $229,000 or 11.1% mainly due to proceeds received from the sale of certain fixed assets that offset increased net purchases of videocassette rental inventory made in 1996 versus 1995. Net cash used in financing activities increased $33,000 or 14.5% mainly due to increased principal payments made on obligations under capital leases.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net cash provided by operating activities increased by approximately $307,000 or 13.3% primarily due to a decrease in notes receivable. Cash used in investing activities increased by approximately $135,000 or 7.0% primarily due to increased purchases of net videocassette rental inventory.

Cash used in financing activities decreased by approximately $517,000 or 69.4% primarily due to the decreased repayment of long-term debt.

GENERAL ECONOMIC TRENDS, QUARTERLY RESULTS AND SEASONALITY

     The Company anticipates that its business will be affected by general economic and other consumer trends. To date, the Company has not operated during a period of high inflation but believes that it would generally be able to pass on increased costs relating to inflation to its customers. Future operating results may be affected by various factors, including variations in the number and timing of new store openings, the performance of new or acquired stores, the quality and number of new release titles available for rental and sale, the expense associated with the acquisition of new release titles, additional and existing competition, marketing programs, weather, special or unusual events and other factors that may affect retailers in general. Any concentration of new store openings and the related new store pre-opening costs and other expenses associated with the opening of new stores near the end of a fiscal quarter could have an adverse effect on the financial results for that quarter and could, in certain circumstances, lead to fluctuations in quarterly financial results.

     The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and the improved weather, and in September and October, due in part to the start of school, the football season and the introduction of new television programs. The Company believes these seasonality trends will continue.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128) issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior period earnings per share (EPS) data presented. The new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company does not expect adoption to have a material effect on its EPS computation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

     Reports of Independent Certified Public Accountants
     Balance Sheets
     Statements of Operations
     Statements of Stockholders' Deficit
     Statements of Cash Flows
     Notes to Financial Statements

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Video City, Inc.

We have audited the accompanying balance sheets of Video City, Inc. (formerly Lee Video City, Inc.) as of January 31, 1997 and December 31, 1996 and the related statements of operations, stockholders' deficit and cash flows for the thirteen months and one month ended January 31, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video City, Inc. as of January 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for each of the thirteen months and one month ended January 31, 1997 and the year ended December 31, 1996 then ended in conformity with generally accepted accounting principles.

                                        BDO SEIDMAN, LLP


Los Angeles, California
April 11, 1997

                         INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Lee Video City, Inc.

We have audited the accompanying balance sheet of Lee Video City, Inc. as of December 31, 1995 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Video City, Inc. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        KPMG PEAT MARWICK LLP


Los Angeles, California
February 9, 1996, except
for note 6, which is as of
May 28, 1996.

                                VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                                 BALANCE SHEETS

                                                  January 31,            December 31,        December 31,
                                                     1997                    1996               1995
                                                  -----------            ----------          ----------
ASSETS (NOTE 6)

CURRENT ASSETS
  Cash                                            $ 1,246,517            $   59,273          $  417,517

  Accounts receivable, less allowance
    for doubtful accounts of $325,422,
    $0 and $0 in 1997, 1996 and 1995 (Note 6)       2,168,052                    -                   -

  Notes receivable, less allowance for
    doubtful accounts of $0, $0 and
    $25,000 in 1997, 1996 and 1995
    (Note 5)                                          398,830               245,176             116,657

  Merchandise inventories                              58,976                49,597              71,061
  Other                                                96,143               169,130             340,312
                                                  -----------            ----------          ----------
Total current assets                                3,968,518               523,176             945,547

VIDEOCASSETTE RENTAL INVENTORY, NET OF
  ACCUMULATED AMORTIZATION                          2,126,789             2,189,038           3,354,370

PROPERTY AND EQUIPMENT, NET (NOTE 4)                1,017,089             1,034,479           2,609,030

FILM INVENTORY (NOTE 6)                             3,700,000                    -                   -

NOTE RECEIVABLE (NOTE 5)                                   -                     -              158,473

OTHER ASSETS                                          267,916               262,966             267,576
                                                  -----------            ----------          ----------
TOTAL ASSETS                                      $11,080,312            $4,009,659          $7,334,996
                                                  ===========            ==========          ==========

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                                BALANCE SHEETS


                                                                    January 31,            December 31,        December 31,
                                                                       1997                    1996               1995
                                                                    -----------            ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                   $ 1,761,297           $ 1,192,156         $ 1,406,281
  Accrued expenses                                                       707,485               404,571             463,388
  Current portion of long-term debt (Note 6)                           2,258,850               614,916           1,445,736
                                                                     -----------           -----------         -----------
Total current liabilities                                              4,727,632             2,211,643           3,315,405

LONG-TERM DEBT (NOTE 6)                                                3,341,313             5,804,014           7,953,821

OTHER LIABILITIES                                                        774,875               151,142             179,986
                                                                     -----------           -----------         -----------
TOTAL LIABILITIES                                                      8,843,820             8,166,799          11,449,212

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 7)
  Common stock, $.01 par value per share,
    authorized 20,000,000 shares; issued and
    outstanding 9,753,927 shares at 1997 and
    4,234,024 shares at 1996 and 1995                                     97,539                42,340              42,340
Additional paid-in capital                                             7,035,935               564,660             564,660
Accumulated deficit                                                   (4,896,982)           (4,764,140)         (4,721,216)
                                                                     -----------           -----------         -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   2,236,492            (4,157,140)         (4,114,216)

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                          $11,080,312           $ 4,009,659         $ 7,334,996
                                                                     ===========           ===========         ===========

                See accompanying notes to financial statement.

                               VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                           STATEMENTS OF OPERATIONS

                                                          Year ended             Year ended             Year ended
                                                         December 31,           December 31,           December 31,
                                                             1996                   1995                   1994
                                                          -----------            -----------            -----------

REVENUE
    Rental revenues and product sales                     $11,271,229            $14,007,083            $13,164,490
                                                          -----------            -----------            -----------

OPERATING COSTS AND EXPENSES
     Store operating expenses                               6,220,574              6,850,068              6,775,516
     Amortization of videocassette rental inventory         1,987,407              2,016,660              2,567,613
     Cost of product sales                                  1,557,062              1,782,260              1,294,814
     Cost of leased product                                   556,248              1,085,814                     -
     General and administrative expenses                    1,367,650              2,130,797              2,905,067
                                                          -----------            -----------            -----------
TOTAL OPERATING COSTS AND EXPENSES                         11,688,941             13,865,599             13,543,010

INCOME (LOSS) FROM OPERATIONS                                (417,712)               141,484               (378,520)

OTHER (INCOME) EXPENSE

     Gain on disposition of assets, net(Note 9)            (1,049,295)                    -                      -

     Interest expense                                         691,782                931,775                826,757

     Other                                                    (17,275)              (203,868)               104,590
                                                          -----------            -----------            -----------
NET LOSS                                                  $   (42,924)           $  (586,423)           $(1,309,867)
                                                          ===========            ===========            ===========

NET LOSS PER SHARE                                        $     (0.01)           $     (0.14)           $     (0.32)

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                         4,234,024              4,127,097              4,079,976


                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                            STATEMENTS OF OPERATIONS

                                                                 Thirteen                  One                    One
                                                               Months ended            month ended            month ended
                                                               January 31,             January 31,            January 31,
                                                                  1997                    1997                   1996
                                                                -----------             ----------             ----------
                                                                                                              (unaudited)
REVENUE
     Rental revenues and product sales                          $12,211,369             $  940,141             $1,085,250
                                                                -----------             ----------             ----------
OPERATING COSTS AND EXPENSES
     Store operating expenses                                     6,659,340                438,766                576,543
     Amortization of videocassette rental inventory               2,098,441                111,034                129,145
     Cost of product sales                                        1,692,955                135,894                 65,301
     Cost of leased product                                         592,112                 35,864                 99,425
     General and administrative expenses                          1,690,857                323,206                126,828
                                                                -----------             ----------             ----------
TOTAL OPERATING COSTS AND EXPENSES                               12,733,705              1,044,764                997,242

INCOME (LOSS) FROM OPERATIONS                                      (522,336)              (104,623)                88,008

OTHER (INCOME) EXPENSE

     Gain on disposition of assets, net (Note 9)                 (1,049,295)                     -                      -

     Interest expense                                               738,133                 46,351                 76,793

     Other                                                          (35,408)               (18,132)               (17,192)
                                                                -----------             ----------             ----------

NET INCOME (LOSS)                                               $  (175,766)            $ (132,842)            $   28,407
                                                                ===========             ==========             ==========

NET INCOME (LOSS) PER SHARE                                     $     (0.04)            $    (0.02)            $     0.01

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                               4,568,563              8,507,497              4,234,024

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      Additional                       Net
                                                  Common Stock         Paid-In       Accumulated   Stockholders'
                                               Shares      Amount      Capital         Deficit        Deficit
                                              ---------    -------    ----------     -----------    -----------
Balance at January 1, 1994                    4,079,976    $40,800    $  341,200     $(2,824,926)   $(2,442,926)

Net Loss                                                                              (1,309,867)    (1,309,867)
                                              ---------    -------    ----------     -----------    -----------
Balance at December 31, 1994                  4,079,976     40,800       341,200      (4,134,793)    (3,752,793)

Issuance of Lee Video City,
Inc. Common Stock                               154,048      1,540       223,460                        225,000

Net Loss                                                                                (586,423)      (586,423)
                                              ---------    -------    ----------     -----------    -----------
Balance at December 31, 1995                  4,234,024     42,340       564,660      (4,721,216)    (4,114,216)

Net Loss                                                                                 (42,924)       (42,924)
                                              ---------    -------    ----------     -----------    -----------
Balance at December 31, 1996                  4,234,024     42,340       564,660      (4,764,140)    (4,157,140)

Stock issued in satisfaction of debt          1,500,000     15,000     2,985,000                      3,000,000

Stock issued in conversion of debt and
Capital Contribution                            773,653      7,737       811,263                        819,000

Effect of the Merger                          3,246,250     32,462     2,675,012                      2,707,474
Net Loss (one month ended)                                                              (132,842)      (132,842)
                                              ---------    -------    ----------     -----------    -----------
Balance at January 31, 1997                   9,753,927    $97,539    $7,035,935     $(4,896,982)   $ 2,236,492
                                              =========    =======    ==========     ===========    ===========

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                           STATEMENTS OF CASH FLOWS

                                                                  Year ended      Year ended      Year ended
                                                                 December 31,    December 31,    December 31,
INCREASE (DECREASE) IN CASH,                                         1996            1995            1994
                                                                 -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $   (42,924)    $  (586,423)    $(1,309,867)

Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization                                   2,518,068       2,667,050       3,121,693
   (Gain) loss on disposal of assets                              (1,049,294)         14,281         109,588
    Note issued for legal settlement                                 379,632              -               -
   Noncash interest                                                       -          135,000         305,238
   Other                                                                  -           18,805              -
Changes in assets and liabilities:
   Decrease (increase) in notes receivable                            29,954          55,295        (322,475)
   Decrease in merchandise inventories                                21,464          62,211          61,337
   Increase in film library                                               -               -               -
   Decrease (increase) in other assets                               175,792        (173,995)       (316,832)
   Increase in accounts payable                                     (214,125)        287,206         451,396
   Increase in accrued expenses                                      (58,817)        146,574         203,505
   Increase (decrease) in other liabilities                          (28,844)        (15,235)             -
                                                                 -----------     -----------     -----------
Total adjustments                                                  1,773,830       3,197,192       3,613,450
                                                                 -----------     -----------     -----------
Net cash provided by operating activities                          1,730,906       2,610,769       2,303,583
                                                                 -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of videocassette rental inventory, net            (2,260,680)     (1,976,677)     (1,283,764)
      Purchases of fixed assets                                     (169,512)        (81,642)     (1,485,539)
      Proceeds from sale of fixed assets                             601,301               -         846,398
                                                                 -----------     -----------     -----------
Net cash used in investing activities                             (1,828,891)     (2,058,319)     (1,922,905)
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on obligations under capital leases         (299,751)       (175,726)       (225,895)
     Repayment of long-term debt                                  (1,034,939)        (51,900)       (579,209)
     Proceeds from issuance of long-term debt                      1,074,431               -          60,000
                                                                 -----------     -----------     -----------
Net cash used in financing activities                               (260,259)       (227,626)       (745,104)
NET INCREASE (DECREASE) IN CASH                                     (358,244)        324,824        (364,426)
Cash at beginning of year                                            417,517          92,693         457,119
                                                                 -----------     -----------     -----------
Cash at end of year                                              $    59,273     $   417,517     $    92,693
                                                                 ===========     ===========     ===========

                               VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                           STATEMENTS OF CASH FLOWS

                                                                Year ended          Year ended          Year ended
                                                               December 31,        December 31.        December 31,
                                                                   1996                1995                1994
                                                               ------------        ------------        ------------

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR:
     Interest                                                  $  757,259          $  820,202          $  472,639
     Income taxes                                                     800             255,000                   -

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Videocassette rental inventory acquired
        through issuance of long-term debt                              -                   -           3,129,832
     Interest charges financed through issuance
        of long-term debt                                               -             135,000             305,238
     Acquisition of assets by issuance of
        long-term debt                                                  -                   -             300,000
     Furniture, fixtures and equipment acquired
        under capital lease                                             -                   -             585,801
     Professional services financed through
        issuance of common stock                                        -              25,000                   -
     Videocassette rental inventory acquired
        through issuance of common stock                                -             200,000                   -
     Long-term debt issued for settlement
        of lawsuit                                                379,632                   -                   -
     Sale of stores in exchange for
        assignment of debt                                      3,100,000                   -                   -

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                           STATEMENTS OF CASH FLOWS

                                                    Thirteen          One
                                                  months ended    month ended
                                                   January 31,    January 31,
INCREASE (DECREASE) IN CASH,                          1997            1997
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                          $   (175,766)    $   (132,842)

Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization                     2,660,134         142,065
   (Gain) loss on disposal of assets                (1,049,294)              -
   Noncash interest                                          -               -
   Note issued for legal settlement                    379,632               -
    Other                                                    -               -
Changes in assets and liabilities:
   Increase in accounts receivable                           -               -
   Decrease (increase) in notes receivable            (128,519)         (5,913)
   Decrease in merchandise inventories                  12,085          (9,379)
   Increase in film library                                  -               -
   Decrease (increase) in other assets                 244,169          68,037
   Increase in accounts payable                       (333,865)       (119,740)
   Increase in accrued expenses                       (104,358)        (45,540)
   Increase (decrease) in other liabilities            (28,844)              -
                                                  ------------    ------------
Total adjustments                                    1,651,140          29,530
                                                  ------------    ------------
Net cash provided by (used in)
   operating activities                              1,475,374        (103,312)
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of videocassette rental
       inventory, net                               (3,355,216)     (1,094,536)
     Disposal of videocassette rental
       inventory                                     1,224,304       1,072,084
     Purchases of fixed assets                        (183,153)        (13,641)
     Cash received in merger                         1,454,293       1,454,293
     Proceeds from sale of fixed assets                601,301               -
                                                  ------------    ------------
Net cash used in investing activities                 (258,471)      1,418,200

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on obligations
      under capital leases                            (320,910)        (21,159)
     Repayment of long-term debt                    (1,078,924)        (43,985)
     Proceeds from issuance of
      long-term debt                                 1,074,431               -
     Payment of dissenter's shares                     (62,500)        (62,500)
                                                  ------------    ------------
Net cash used in financing activities                 (387,903)       (127,644)
                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH                        829,000       1,187,244
Cash at beginning of year                              417,517          59,273
                                                  ------------    ------------
Cash at end of year                               $  1,246,517    $  1,246,517
                                                  ============    ============

                               VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                           STATEMENTS OF CASH FLOWS

                                                        Thirteen        One
                                                      months ended  month ended
                                                      January 31,   January 31,
                                                         1997           1997
                                                      ------------  -----------

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR:
     Interest                                         $  692,202    $   25,333
     Income taxes                                            800             -


NONCASH INVESTING AND FINANCING ACTIVITIES:
     Videocassette rental inventory acquired
       through issuance of long-term debt                      -             -
     Interest charges financed through issuance
       of long-term debt                                       -             -
     Acquisition of assets by issuance of
       long-term debt                                          -             -
     Furniture, fixtures and equipment acquired
       under capital lease                                     -             -
     Professional services financed through
       issuance of common stock                                -             -
     Videocassette rental inventory acquired
       through issuance of common stock                        -             -
     Long-term debt issued for settlement
       of lawsuit                                        379,632             -
     Long-term debt converted to common stock          3,819,000     3,819,000
     In conjunction with the merger of Lee Video
       City, Inc. into Prism Entertainment
       Corporation common stock was issued and
       the following fair value of non cash
       net assets were acquired:
       Assets acquired                                 5,868,705      5,868,705
       Liabilities assumed                            (3,161,231)    (3,161,231)
                                                      ----------     ----------
       Net assets acquired                             2,707,474      2,707,474
       Cash received                                  (1,454,293)    (1,454,293)
                                                      ----------     ----------
       Non-cash net assets                             1,253,181      1,253,181
     Sale of stores in exchange for
       assignment of debt                              3,100,000             -

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                         NOTES TO FINANCIAL STATEMENTS


1.   THE COMPANY

Video City, Inc. (the "Company"), originally known as Lee Video City, Inc., was incorporated in California on February 20, 1990. The Company owns and operates video specialty stores located primarily in secondary markets.

On January 8, 1997, the Company merged with and into Prism Entertainment Corporation ("Prism"). Prism is an inactive film production and distribution company. Prism's business is limited to the sale of its existing film products to domestic markets and the licensing of foreign rights to its existing film library. The film library consists of 47 feature films and numerous shorter films.

As of January 31, 1997, the Company owned and operated 18 stores and managed an additional 6 "licensed" stores pursuant to management agreements. All of the stores are located in California.

2.   MERGER

On December 1, 1995, Prism filed a voluntary Chapter 11 petition and commenced a case under Chapter 11 of the United States Bankruptcy Code. During the course of the Bankruptcy Proceedings, Prism operated as a debtor in possession and engaged in only limited business activities consisting of the sale of its existing film products to domestic markets as well as foreign rights to its existing film library.

On January 8, 1997, Lee Video City, Inc. merged into Prism Entertainment Corporation pursuant to an Agreement and Plan of Reorganization and Merger, dated as of October 25, 1996 (the "Plan"). The merger was authorized by the Plan and was a condition precedent to the effectiveness of the Plan.

The transaction was accounted for as a reverse acquisition. In a reverse acquisition, the stock issued goes to the accounting acquirer. Accordingly, since the reverse purchase accounting is the reverse of normal, it is the fair market value (FMV) of the issuer's stock at date of acquisition that is valued with a write up (write down) of the issuer's net assets depending on whether the stock is trading in excess (less than) book value. If a FMV cannot be determined for the stock and cost is determined based on the FMV of the issuer's net assets, then goodwill is not recognized and the transaction is valued at the issuer's net tangible assets. Due to the trading of Prism Entertainment Corporation's common stock being suspended during the bankruptcy proceedings, the FMV of the stock could not be determined. Accordingly, goodwill was not recognized and the transaction was recorded at the fair value of the issuer's net tangible assets. The existing shareholders of Lee Video City, Inc. received 4,234,024 of the common stock of Prism Entertainment Corporation or approximately 43.4% of the Company's common stock. Upon consummation of the merger, the name of the surviving corporation ("the Company") was changed from Prism Entertainment Corporation to Video City, Inc.

The financial statements include the accounts of Lee Video City, Inc. for all periods presented and the accounts of Prism Entertainment Corporation for the period January 9, 1997 through January 31, 1997.

Prism Entertainment Corporation's operations for the period January 9, 1997 through January 31, 1997 includes $1,933 of sales, operating losses of $47,822, interest expense of $23,744, which resulted in a net loss of $71,566.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     MERCHANDISE INVENTORIES

Merchandise inventories consisting primarily of prerecorded videocassettes and video games held for sale are stated at the lower of cost (first-in, first-out) or market.

     VIDEOCASSETTE RENTAL INVENTORY

Videocassette rental inventory, which includes video games, is recorded at cost and amortized over its estimated economic life with no provision for salvage value. Videocassettes that are considered base stock are amortized over 36 months on a straight-line basis. Purchases of new release videocassettes and video games are amortized whereby the tenth and any succeeding copies of each title per store are amortized over 9 months on an accelerated basis; the fourth through ninth copies of each title per store are amortized over 36 months on an accelerated basis; and copies one through three of each title per store are amortized as base stock.

Certain videocassettes in the rental inventory are leased under a revenue sharing agreement with a vendor, as broker for various studios (Revenue Sharing Agreement). During the revenue sharing period, which is generally one year, the studios retain ownership of the videocassettes and the Company shares the rental revenue with a vendor rather than purchasing the videocassettes for a fixed cost per copy (typically approximately $60). Such revenue sharing amounts are included as cost of leased product in the accompanying statements of operations. The associated handling fee per leased videocassette is amortized on a straight-line basis over the term of the lease and is included in amortization of videocassette rental inventory in the accompanying statements of operations.

Amortization expense related to videocassette rental inventory totaled approximately $2,098,000 for the thirteen months ended January 31, 1997 and $1,987,000, $2,017,000 and $2,568,000 for the years ended December 31, 1996,
1995 and 1994. As videocassettes are sold or retired, the applicable cost and accumulated amortization are eliminated from the accounts, and any gain or loss is recorded.

FILM COSTS

Film costs are paid to obtain film license rights and are amortized in the same proportion that current revenues bear to estimated remaining lifetime revenues. Estimates of total lifetime revenues and expenses are periodically reviewed by management and revised if warranted by changing conditions. Where all or a portion of the film costs appear not to be recoverable through estimated remaining lifetime revenues, the non-recoverable portion is charged to expense.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Furniture, fixtures and equipment under capital leases are recorded at the lower of the present value of the future minimum lease payments or the fair value of the asset at the inception of the leases. Property and equipment are depreciated using the straight-line method over estimated useful lives, ranging from five to ten years.

REVENUE RECOGNITION

Revenue is recognized at the time of rental or sale.

Revenues from licensing agreements, which provide for the receipt by the Company of nonrefundable guaranteed amounts, are recognized when the programming becomes available for exhibition and all other conditions of the sale have been met. Deposits and cash advances received under such licensing contracts are deferred until all conditions of sale have been met, and are reflected in the accompanying financial statements as deferred income. Revenues are recorded net of applicable rebates, returns and advertising allowance.

STORE OPENING COSTS

Store opening costs, which consist primarily of payroll, advertising and supplies, are expensed as incurred.

STOCK-BASED COMPENSATION

In 1996, the Company adopted for footnote disclosure purposes only, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. For accounting purposes, the value of the stock based award is determined using the intrinsic value method whereby compensation cost is the excess of the quoted market prices of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

INCOME TAXES

The Company records income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

LOSS PER SHARE

Loss per share computations are based on the weighted average number of common and common equivalent shares outstanding. Loss per share computations do not include any effect from the assumed exercise of stock options and warrants because they are antidilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior period earnings per share (EPS) data presented. The new standard requires a reconciliation of the numerator and denominator of the basic EPS computation
(EPS) to the numerator and denominator of the diluted EPS computation. The Company does not expect adoption to have a material effect on its EPS computation.

4.   PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                              January 31,    December 31,    December 31,
                                  1997           1996            1995
                              -----------    -----------     ------------
Land                          $        -     $        -      $    300,000
Furniture and fixtures          1,134,876      1,134,369        1,521,448
Equipment                         683,330        678,695        1,339,501
Leasehold improvements            432,095        423,597          936,906
                              -----------    -----------     ------------
                              $ 2,250,301    $ 2,236,661     $  4,097,855
Accumulated depreciation       (1,233,212)    (1,202,182)      (1,488,825)
                              -----------    -----------     ------------
                              $ 1,017,089    $ 1,034,479     $  2,609,030
                              ===========    ===========     ============

Depreciation expense was $562,000, $531,000, $650,000, and $544,000 for the
thirteen months ended January 31, 1997 and the years ended December 31, 1996, 1995, and 1994.

5.   NOTES RECEIVABLE

At January 31, 1997, December 31, 1996 and December 31, 1995, the Company had unsecured employee loans aggregating approximately $86,700, $86,700 and $90,300, bearing interest at 7%, and are due on demand. Also included in notes receivable is a secured note amounting to approximately $158,500, $158,500 and $184,800 as of January 31, 1997, December 31, 1996 and December 31, 1995,
bearing interest at 8%, and is due September 15, 1997, and other miscellaneous unsecured notes receivable of approximately $26,300 as of December 31, 1995.

Prism Entertainment Corporation had a note receivable that was assumed by the Company in the merger. This note bears interest at 10% and had a balance of approximately $154,000 as of January 31, 1997.

6.   LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                   January 31,           December 31,          December 31,
                                                                      1997                   1996                  1995
                                                                   -----------           ------------          ------------
Promissory note, secured by all assets, bearing
interest at 10% per annum, interest only
payments monthly beginning January 31, 1997
through the year 2000.  Principal balance due and
payable January 2000.                                                1,500,000              4,498,460             7,283,586

Promissory note, secured by the film library, accounts
receivable and the store inventory.  All proceeds from
current and future accounts receivable collections as
well as from the sale of the film library are to be
applied to the outstanding principal until paid in full.
Any principal balance outstanding as of July 1, 1998
will be paid in twelve equal monthly installments.
The note bears interest at the bank's prime rate plus
3%.  The interest rate on the note was 11.25% on
January 31, 1997.                                                    3,066,338                     -                     -


                                                                   January 31,           December 31,          December 31,
                                                                      1997                   1996                  1995
                                                                   -----------           ------------          ------------
Convertible, subordinated, unsecured notes to various
Individuals, maturing on January 31, 2001, interest
payable monthly, bearing interest at 5% to 10%.
converted on January 8, 1997 into common stock.                             -                 851,510               859,000

Promissory note, secured by land, and personally
guaranteed by the primary stockholder of the
Company, bearing interest at 7%, principal and
interest were paid on May 27, 1996.                                         -                      -                300,000

Other loans payable to various individuals for $160,000
(secured by property) and $50,000 (unsecured),
payable on February 29, 1996 and January 1, 1998,
respectively, bearing interest at 10% and 11%,
respectively, with personal guarantee by
primary stockholder of the Company                                      50,000                 50,000               210,000

Other unsecured loans, payable in monthly
installments until September 15, 1997, bearing
interest at 8%.                                                         42,850                 48,166               109,283

Promissory notes payable, personally guaranteed by
the primary stockholder for $123,595 and $189,783,
payable in monthly installments until February
1, 1997, and February 1, 2000, respectively,
bearing interest at 10.25%                                             313,378                313,378                    -

Other unsecured loans to fulfill settlement obligations
for $259,847 and $59,632, payable in monthly
installments until February 20, 2000 and December 15,
1998, respectively.                                                    310,819                319,479                    -

Capital lease obligations, payable in monthly installments,
with interest rates of 14% to 28%, secured by the respective
assets under the lease (Note 10)                                       316,778                337,937               637,688
---------------------------------------------------------------------------------------------------------------------------

Total Debt                                                           5,600,163              6,418,930             9,399,557

Less current portion                                                (2,258,850)              (614,916)           (1,445,736)
---------------------------------------------------------------------------------------------------------------------------

Total long-term debt                                               $ 3,341,313           $  5,804,014          $  7,953,821


Total maturities of remaining long-term debt for five years subsequent to January 31, 1997 are as follows:

Year ending
January 31,                                  Amount
-----------------------------------------------------

     1998                                  $2,258,850
     1999                                   1,240,584
     2000                                     590,163
     2001                                   1,510,566
     ------------------------------------------------
                                           $5,600,163

7.   COMMON STOCK

During 1995, common stock was issued in exchange for videocassette rental inventory and certain professional services. The videocassette rental inventory and professional services have been valued at the approximate fair value.

During 1995, in conjunction with an addendum to the Revenue Sharing Agreement (Note 3), the Company granted to the distributor a warrant to purchase shares of common stock of the Company, representing 2% of the fully diluted issued and outstanding shares of common stock at an exercise price of $400,000. The number of shares issuable under this warrant is now fixed, 132,279 shares at an exercise price of $3.02 per share. The warrant is exercisable during the period commencing August 24, 1995 and ending on August 23, 2005.

In 1996, in conjunction with a second addendum to the Revenue Sharing Agreement (Note 3), the Company granted to the distributor a warrant to purchase shares of common stock at an exercise price of $30,795 for each 1% of the fully diluted number of common shares outstanding, not to exceed 5% of the fully diluted number of common shares outstanding. The number of shares issuable under this warrant is now fixed at a maximum of 341,141 shares at a weighted average exercise price of $0.45 per share. The warrant is exercisable during the period commencing June 19, 1997 and ending on September 30, 2005. The vesting schedule is as follows:


                        Cumulative Percentage of
          June 19,      Total Shares Outstanding      Purchase Price
       -------------------------------------------------------------
           1997                  1                       $ 30,795
           1998                  2                         61,590
           1999                  3                         92,385
           2000                  4                        123,180
           2001                  5                        153,975

Additionally, during 1995 the Company issued a warrant to its major supplier to purchase common stock at an exercise price of $30,795 for each 1% of the fully diluted number of common shares outstanding, not to exceed 5% of the fully diluted number of common shares outstanding. The warrant is exercisable during the period commencing January 1, 1996 and ending on December 31, 2004. In 1996, the Company amended this warrant under basically the same terms, except the warrant shall not exceed 8.5% of the fully diluted common shares outstanding and the warrant is fully vested as of December 31, 1996. As a result of the merger, this warrant was then exchanged for a new warrant to purchase 404,403 shares of the Company's stock from the principal stockholder of the Company at $0.6085 per share. The grant date of this warrant is January 8, 1997 and expires five years from that date.

In 1996, in conjunction with a second addendum to the Revenue Sharing Agreement (Note 3), the Company granted to the distributor a warrant to purchase shares of common stock at an exercise price of $30,795 for each 1% of the fully diluted number of common shares outstanding, not to exceed 5% of the fully diluted number of common shares outstanding. The warrant is exercisable during the period commencing June 19, 1997 and ending on September 30, 2005. The vesting schedule is as follows:

                        Cumulative Percentage of
          June 19,      Total Shares Outstanding      Purchase Price
       -------------------------------------------------------------
           1997                  1                       $ 30,795
           1998                  2                         61,590
           1999                  3                         92,385
           2000                  4                        123,180
           2001                  5                        153,975

As a result of the merger and effective on the merger date, the major supplier also received a warrant to purchase up to an aggregate of 852,750 shares of the Company's common stock. A summary of this warrant is as follows:

               Number of Shares   Life (Years)   Exercise Price
              ---------------------------------------------------

                        200,000      5.0             $2.00
                        200,000      6.0              2.25
                        200,000      7.0              2.50
                        114,240      5.0              0.51
                         54,360      5.0              1.03
                         15,000      5.0              1.00
                         69,150      5.0              2.00

In 1995, the Company granted stock options to purchase the company's common stock to key employees and consultants. The options expire five years after date of grant and are fully vested. In 1996, the Company granted stock options to purchase the Company's common stock to key employees and consultants. The options expire five years after the date of grant and vest ratably over a three year period. In 1996, the Company also granted options to consultants which expire five years after date of grant and are fully vested. A summary of stock options and warrants activity is as follows:


                                   January 31, 1997              1996                      1995                       1994
                                   ----------------              ----                      ----                       ----
                                            Weighted                   Weighted                  Weighted                  Weighted
                                             Average                    Average                   Average                   Average
                                            Exercise                   Exercise                  Exercise                  Exercise
                                Shares         Price      Shares          Price      Shares         Price       Shares        Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at
beginning of period             1,685,000       0.91      1,224,000        0.70      1,149,000       0.70              -

Granted                         1,432,453       1.31        461,000        2.00      1,224,000       0.70       1,149,000      0.70

Exercised                              -                         -                          -          -               -

Terminated                                                       -                   1,149,000       0.70              -

Outstanding at end
of period                       3,117,153       1.18      1,685,000        1.06      1,224,000       0.70       1,149,000      0.70

Options exercisable
at period end                   2,890,486       1.11      1,458,333        0.91      1,224,000       0.70       1,149,000      0.70



Information relating to stock option and warrant at January 31, 1997 summarized by exercise price are as follows:

                                       Outstanding                                                Exercisable
                       ---------------------------------------------          ------------------------------------------------------

                                                    Weighted Average                                   Weighted Average
                                                    ----------------                                   ----------------
Exercise Price
Per Share                 Shares            Life     Exercise Price              Shares                  Exercise Price
-----------------------------------------------------------------------------------------------------------------------


$0.10 to $0.61           1,455,243           5.2         $0.49                  1,455,243                     $0.49
 1.00 to  1.03             531,760           5.0          1.02                    531,760                      1.02
 2.00 to  2.50           1,130,150           5.5          2.13                    903,483                      2.17
-----------------------------------------------------------------------------------------------------------------------

                         3,117,153           5.3         $1.18                  2,890,486                     $1.11

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the methods of SFAS 123, the Company's net loss and loss per share would not be materially different.

The fair value of option grants are estimated on the date of grant utilizing a simple option pricing model with the expected life of option ranging from 3 to 5 years, expected volatility of 0%, risk-free interest rates ranging from 5.38% to 5.69%, and a 0% dividend yield. The weighted average fair value of options granted ranged from $0 to $0.42.

8.   INCOME TAXES

At December 16, 1994, the Company converted from an S Corporation to a C Corporation. As a C Corporation, the Company is subject to Federal and State income taxes at the corporate level.

Income tax expense differs from the "expected" benefit (computed by applying the U.S. Federal corporate statutory income tax rate to loss before income taxes) primarily due to an increase in the valuation allowance for deferred tax assets. As of January 31, 1997, the Company had net operating loss carryforwards generated by Lee Video City, Inc. of approximately $1,703,000 and $851,000 for Federal and California income tax purposes and net operating loss carryforwards generated by Prism Entertainment Corporation of approximately $4,675,000 for Federal income tax purposes, which are available to offset future taxable income through 2012. The Company's ability to utilize the net operating loss carryforwards is dependent upon the ability to generate taxable income in future periods which may be limited due to future ownership changes as defined under
Section 382 of the Internal Revenue Code of 1986. Such an ownership change occurred on January 8, 1997 which results in an annual limitation per year. Any unused annual limitation may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules. Net operating loss carryforwards of Prism would be lost if the historical business of Prism is not continued for two years.

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary difference, and (iii) future taxable income generated by future operations. Based on an evaluation of the realizability of the deferred tax asset, management has determined that it is not more likely than not that the Company will realize this tax benefit. Therefore, a valuation allowance has been established for the entire deferred tax asset.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 and 1995 are presented below:

                                                              January               December              December
                                                                1997                  1996                  1995
-------------------------------------------------------------------------------------------------------------------
Rental inventory principally due to difference
  in amortization                                           $   120,080           $   119,641           $   540,600

Fixed assets due to difference in depreciation                   87,970                85,698                65,700

Section 481 adjustment                                           80,032                83,377               127,600

Deferred rent                                                    74,013                73,755                74,100

Net operating loss carryforward                               2,247,663               638,202               193,600

Other                                                            16,169                19,205                36,800
-------------------------------------------------------------------------------------------------------------------
Total gross deferred tax asset                                2,625,927             1,019,878             1,038,400

Less valuation allowance                                     (2,625,927)           (1,019,878)           (1,038,400)
-------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                     $        -            $        -            $        -

9.   GAIN ON DISPOSITION OF ASSETS

During 1996, the Company sold 11 stores for cash and assignment of debt. The resulting gain on sale of assets is included in the statement of operations.

10.  COMMITMENTS AND CONTINGENCIES

The Company is obligated under various capital leases for certain fixtures and equipment expiring at various dates through 1999. At December 31, 1996 and 1995, the gross amount of furniture, fixtures and equipment and related accumulated amortization recorded under capital leases included in furniture, fixtures and equipment was as follows:

                              January 31,    December 31,    December 31,
                                  1997           1996            1995
-------------------------------------------------------------------------
Furniture and fixtures          $ 397,539       $ 397,539      $  548,352
Equipment                         405,167         405,167         558,873
-------------------------------------------------------------------------
                                  802,706         802,706       1,107,225
Accumulated amortization         (514,827)       (502,930)       (474,474)
-------------------------------------------------------------------------
                                $ 287,879       $ 299,776      $  632,751


The Company leases its facilities under noncancelable operating leases expiring at various dates through 2005. Rent expense under operating leases was approximately $1,471,000, $1,444,000, $1,597,000 and $1,472,000 for the thirteen months ended January 31, 1997 and the years ended December 31, 1996, 1995 and 1994.

The present value of future minimum capital lease payments and future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year as of January 31, 1997 are as follows:

Year Ending                                                       Operating
January 31,                                     Capital Leases     Leases
---------------------------------------------   --------------   -----------

     1998                                           $  312,978    $1,154,475
     1999                                               69,206     1,123,378
     2000                                                  257       992,908
     2001                                                  --        678,435
     Thereafter                                            --      1,316,750
---------------------------------------------   --------------   -----------
Total minimum lease payments                        $  382,441    $5,265,946

Amount representing interest                            65,663
---------------------------------------------   --------------

Present value of net minimum capital lease
payments (included in long-term debt)               $  316,778
---------------------------------------------   --------------

Pursuant to the Revenue Sharing Agreement (Note 3), the Company is obligated to pay the vendor revenue sharing and handling fee payments that are equal on an annual basis to at least 8% of the Company's gross revenues.

On November 6, 1996, the Company amended the March 13, 1996 agreement with its major supplier to purchase, under certain conditions, 80% of its yearly requirements for the video rental, video sell-through and video game products. The agreement expires on June 30, 2001.

If the relationships with Ingram and Rentrak were terminated, the Company believes that it could readily obtain its necessary inventory of videocassette and video games from a number of other suppliers at prices and on terms comparable to those available from Ingram or Rentrak. However, there can be no assurance that any replacement supplier would provide service or payment terms as favorable as those provided by Ingram or Rentrak.

The Company, Robert Y. Lee, Barry Collier and Ingram entered into Override Agreement dated November 19,1996 which provides, subject to certain exceptions, that without the written consent of Ingram, the Company shall not enter into a merger or a sale or transfer of all or substantially all of its assets, or make any material change in the nature of its business as now conducted, or change the form of organization of its business; and that without unanimous approval of the Board of Directors, the Company shall not enter into any line of business other than the sale and rental of video product and related goods, the completion of one film that Prism had under way, and the exploitation of Prism's film library; these provisions will remain in force until the later of the payment in full of the Company's $1,500,000 debt to Ingram, or such time as Ingram's beneficial ownership interest in the Company's common stock, on a fully diluted basis, is 4% or less.

Effective January 8, 1997, Robert Y. Lee entered into an Employment Agreement with the Company pursuant to which he will serve for a period of three years in the capacity as Chairman of the Board and Chief Executive Officer. Mr. Lee will receive a base salary of $178,000 per year and an annual bonus of 3% of any pre-tax profit in excess of $1,100,000 with respect to the fiscal year commencing in 1997; 3% of any pre-tax profit in excess of $1,200,000 with respect to the fiscal year commencing in 1998; and 3% of any pre-tax profit in excess of $1,300,000 with respect to the fiscal year commencing in 1999. Mr. Lee is also entitled to certain fringe benefits including payment of up to $500 per month for the use of one Company provided automobile.

Effective January 8, 1997, Barry Collier entered into an Employment Agreement with the Company pursuant to which for a period of two years he will serve in the capacity of President. He will receive a base salary of $178,000 per year. In addition, Mr. Collier is entitled to an annual bonus equal to 12% of all annual revenues (net of commissions and expenses related thereto) recorded in excess of $625,000 from the licensing and/or transfer of rights to the Prism film library; an annual bonus equal to 5% of any promotional advertising development funds from any external source in excess of $350,000 received by or credited to the Company; and a bonus equal to 20% of proceeds in excess of $3,700,000 (net of commissions and expenses of sale) received by the Company generated from the sale of the Company's film library in its entirety. Mr. Collier is also entitled to certain fringe benefits including payment of up to $500 per month for the use of one Company provided automobile.

Effective January 8, 1997, James Craig Kelly entered into an Employment Agreement with the Company pursuant to which he will serve for a period of three years in the capacity of Senior Vice President and Chief Executive Officer. Mr. Kelly will receive a base salary of $120,000 per year and a bonus of 3% of any pre-tax profit in excess of $1,100,000 with respect to the fiscal year commencing in 1997; 3% of any pre-tax profit in excess of $1,200,000 with respect to the fiscal year commencing in 1998; and 3% of any pre-tax profit in excess of $1,300,000 with respect to the fiscal year commending in 1999. Mr. Kelly is also entitled to certain fringe benefits including payment of up to $500 per month for the use of one Company provided automobile.

In the event that the employment of any of the above individuals is terminated for any reason other than "material breach" or "cause" as defined in his Employment Agreement, the Company will pay the remainder of the base salary to such individual for the remaining term of his employment agreement.

11.  FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Notes receivable:  Estimated discounting of future cash flow using the current
----------------
rate at which similar loans would be made with similar credit risks and for the same remaining maturities. The fair market value of employee notes cannot be estimated due to their related party nature and terms.

Long-term debt:  Estimated based upon current market borrowing rates for loans
--------------
with similar terms and maturities.

The estimated fair values of the Company's financial instruments are as follows:

                                        1997                           1996                           1995
                            ----------------------------   ----------------------------   ----------------------------
                            Carrying Amount   Fair Value   Carrying Amount   Fair Value   Carrying Amount   Fair Value
Financial Assets:
   Notes Receivable              $  398,830   $  399,282        $  245,176   $  245,454        $  116,657   $  113,867

Financial Liabilities:
   Long-Term Debt                 5,600,163    5,633,745         6,418,930    6,456,849         9,399,557    9,491,658

12.  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

The following unaudited pro forma condensed statements of operations are based on the historical income statements of Lee Video City, Inc. and Prism Entertainment Corporation and assumes the reorganization and merger took place January 1, 1996 for the thirteen months ended January 31, 1997, January 1, 1996 for the year ended December 31, 1996 and January 1, 1995 for the year ended December 31, 1995.

The unaudited pro forma condensed statements of operations may not be indicative of the actual results of the merger and there can be no assurance that the foregoing results will be obtained.

The following unaudited pro forma condensed statements of operations should be read in connection with the historical financial statements of Lee Video City, Inc. and Prism Entertainment Corporation.

                                    (In thousands, except per share amount)

                                            Thirteen Months         Year Ended             Year Ended
                                                  Ended            December 31,           December 31,
                                            January 31, 1997          1996                   1995
                                           ------------------    ----------------       ----------------
Revenue and product sales                          $   13,582          $   13,742             $   29,805
Operating costs and expenses:
   Store operating expenses                             6,659               6,221                  6,850
   Amortization of videocassette
    rental inventory                                    2,098               1,987                  2,017
   Cost of product sales                                6,713               7,045                 18,826
   Cost of leased product                                 592                 556                  1,086
   General & administrative                             3,210               2,886                  7,843
                                           ------------------    ----------------       ----------------
Total operating costs and expenses                     19,272              18,695                 36,622
Loss from operations                                   (5,690)             (4,953)                (6,817)
Other (income) expense
     Interest expense, net                                665                 573                    688
     Gain on disposition of assets                     (1,049)             (1,049)                     -
     Other                                               (202)                 80                   (204)
                                           ------------------    ----------------       ----------------
Net loss                                           $   (5,104)         $   (4,557)            $   (7,301)
                                           ==================    ================       ================
Loss per share                                     $    (0.52)         $    (0.47)            $    (0.75)
Weighted average number of shares                       9,754               9,754                  9,754
 outstanding


Prism Entertainment Corporation's cost of sales includes approximately $2,600,000 of amortization for the writedown of the film library due to the revision of the film library ultimates for the thirteen months ended January 31, 1997, and for the year ended December 31, 1996 respectively and $4,500,000 for the year ended December 31,1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In conjunction with the merger of Lee Video City, Inc. into Prism Entertainment Corporation, the registrant's name was changed from Prism Entertainment Corporation to Video City, Inc. BDO Seidman, LLP has been selected as the independent certified public accountants for Lee Video City, Inc. for its fiscal year ended December 31, 1996 and for Video City, Inc. for the fiscal year ended January 31, 1997. BDO Seidman, LLP served as Prism Entertainment Corporation's independent certified public accountants prior to the merger. KPMG Peat Marwick, LLP served as Lee Video City, Inc.'s independent certified public accountants for the fiscal years ending December 31, 1995 and 1994.

There were no disagreements with KPMG Peat Marwick, LLP and Lee Video City, Inc. within the meaning of Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audit of Lee Video City, Inc.'s financial statements for the fiscal years ended December 31, 1995 and 1994, or for the subsequent interim period through January 1997, which disagreements if not resolved to their satisfaction would have caused KPMG Peat Marwick, LLP to issue an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years, there have been no reportable events (as defined in Item 304 or Regulation S-K) with KPMG Peat Marwick, LLP. Lee Video City, Inc. has not consulted with BDO Seidman, LLP regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the financial statements during the two most recent fiscal years through the date of the merger.

A letter of KPMG Peat Marwick, LLP addressed to the Securities and Exchange Commission was included as Exhibit 11.0 to the form 8-K.

The change in auditors was approved by the Board of Directors of Video City, Inc. in January 1997.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors are elected by the stockholders at the annual meeting and executive officers are appointed by the Board of Directors.

                                   DIRECTORS
                                   ---------

                                Director of            Other Positions
Name                      Age   Registrant Since        with Company
----                      ---   ----------------       ---------------

Robert Y. Lee              34   January 8, 1997 (1)    Chief Executive Officer

Barry Collier              54   January 8, 1997 (1)    President

James Craig Kelly          38   January 8, 1997        Chief Operating Officer

Steven E. Antongiovanni    39   January 8, 1997        Chief Financial Officer
                                                       and Secretary

Stephen C. Lehman          44   January 8, 1997        None

Gerald Weber               43   January 8, 1997        None

Charles Cooke              35   January 8, 1997        None

Michael Anderson           33   January 8, 1997        None

(1) See biographical summary below for prior service by Mr. Lee on the Board of Lee Video City, Inc. and by Mr. Collier for prior service on the Board of Prism Entertainment Corporation.


ROBERT Y. LEE purchased his first video store in 1983, and during the 1980's opened and acquired more than 20 video stores in Southern California. In 1990, Mr. Lee moved to Bakersfield, California and founded Lee Video City, Inc. to exploit his secondary market growth strategy. He has been the Chairman of the Board and Chief Executive Officer since Lee Video City, Inc. was founded. Mr. Lee was elected Chairman of the Board of Video City, Inc. when Prism Entertainment Inc. and Lee Video City, Inc. merged on January 8, 1997.

BARRY COLLIER was a director, President and Chief Operating Officer of Prism Entertainment Corporation. from its inception. He served as Secretary from Prism's inception until June 12, 1985, when he became Chief Executive Officer. Mr. Collier served as Chairman of the Board from 1990-1994. As of the merger between Prism and Lee Video City, Inc., Mr. Collier resigned as Chairman of the Board and Chief Executive Officer and was elected President of Video City, Inc.

JAMES CRAIG KELLY joined Lee Video City in 1992 after 15 years with Wherehouse Entertainment, a $500 million revenue retailer of music and video products. From 1982 to 1984, Mr. Kelly was Director of Loss Prevention, and from 1984 to 1991, Mr. Kelly was Vice President and Regional Manager for Wherehouse.

STEVEN E. ANTONGIOVANNI is Chief Financial Officer of Video City. From 1980 to 1994, he was employed by Sun World International, Inc., an agribusiness with annual revenues in excess of $225 million, where he rose from staff accountant to Vice President and Assistant Controller. Mr. Antongiovanni joined the Company as Chief Financial Officer in 1994. Mr. Antongiovanni was elected Secretary on January 8, 1997.

STEPHEN LEHMAN has been President, Chief Executive Officer and Chairman of the Board of Premiere Radio Networks, Inc., a producer of radio programming, since its inception in January 1987. Prior to this, Mr. Lehman was President of Stephen Lehman Productions, a syndicated radio program company while also serving as on-air personality at KIIS AM and FM/Los Angeles. From 1982 to 1984, he specialized in building radio networks for independent radio syndication.

GERALD WEBER is Senior Vice President of Retail Operations of AutoNation USA where he is responsible for all AutoNation USA retail operations, including sales, training, planning, hiring and loss prevention. Prior to joining AutoNation USA, he was with Blockbuster Entertainment serving as President of Blockbuster Music. During his employment with Blockbuster Entertainment, he served in a number of management roles in the video retail division including Zone Vice President of the East and Southeast Regions, Vice President of Operations, and Senior Vice President of Domestic Retail.

CHARLES COOKE is a principal of Cooke & Grace Properties that owns, manages, sells and leases commercial real property. From 1985 to 1994, Mr. Cooke was affiliated with Dobson & Johnson, Inc. as a commercial real estate broker.

MICHAEL ANDERSON is a principal in the law firm of Troop, Meisinger, Steuber, & Pasich, LLP, Los Angeles, California, where he specializes in commercial litigation. Prior to joining this firm, Mr. Anderson was associated with the law firm of DeCastro, West, Chodorow & Burns, and was also an associate at the Boston Consulting Group, a management consulting firm.

                              EXECUTIVE OFFICERS

                                                                 Officer
Name                         Age   Office                        Since
----                         ---   ------                        -------

Robert Y. Lee                 34   Chairman of the Board and
                                   Chief Executive Officer       January 8, 1997

Barry Collier                 54   President                     January 8, 1997

James Craig Kelly             38   Senior Vice President and
                                   Chief Operating Officer       January 8, 1997

Steven E. Antongiovanni       39   Chief Financial Officer and
                                   Secretary                     January 8, 1997

Rudy R. Patino                49   Chief Accounting Officer      January 8, 1997


     The Company, Robert Y. Lee, Barry Collier, and Ingram have entered into a Stockholders Agreement dated as of January 8, 1997 which provides, among other things, that the Company's Board of Directors shall consist of eight members, and that Ingram, Mr. Lee and Mr. Collier shall vote their shares in favor of two designees of Ingram, four designees of Mr. Lee and two designees of Mr. Collier. Of the present Board of Directors, Messrs. Cooke and Anderson are the designees of Ingram; Messrs. Lee, Kelly, Antongiovanni and Lehman are the designees of Mr. Lee; and Messrs. Collier and Weber are the designees of Mr. Collier. The same parties also entered into an Override Agreement dated November 19,1996 which provides, subject to certain exceptions, that without the written consent of Ingram, the Company shall not enter into a merger or a sale or transfer of all or substantially all of its assets, or make any material change in the nature of its business as now conducted, or change the form of organization of its business; and that without unanimous approval of the Board of Directors, the Company shall not enter into any line of business other than the sale and rental of video product and related goods, the completion of one film that Prism had under way, and the exploitation of Prism's film library; these provisions will remain in force until the later of the payment in full of the Company's $1,500,000 debt to Ingram, or such time as Ingram's beneficial ownership interest in the Company's common stock, on a fully diluted basis, is 4% or less.

ITEM 11. EXECUTIVE COMPENSATION The following table sets forth information concerning compensation paid (or earned by the named individuals) by the Company for the thirteen months ended January 31, 1997 and the twelve months ended December 31, 1995 and 1994 to individuals who were the chief executive officer and the other executive officers of the Company during fiscal 1997 who earned more than $100,000 (the "Named Executive Officers") for the last fiscal year:

                          SUMMARY COMPENSATION TABLE

                                                                      Long Term
                                                                    Compensation
                                                                       Awards
                                                                       Shares
                                  Fiscal     Salary ($)    Bonus     Underlying
Name and Principal  Position    Year Ended                  ($)        Options
--------------------------------------------------------------------------------

Robert Y. Lee                      1/31/97     186,891         -          -
Chairman of the                   12/31/95     203,935         -          -
Board; Chief                      12/31/94     153,958         -          -
Executive Officer

Barry Collier  (1)                 1/31/97     315,432         -       175,000
President                         12/31/95     436,645         -          -
                                  12/31/94     447,319         -          -

James Craig Kelly                  1/31/97     109,615         -       761,600
Senior Vice President; Chief      12/31/95     100,000         -          -
Operating Officer                 12/31/94     100,000         -          -

Steven E. Antongiovanni            1/31/97      97,500       25,000    181,200
Chief Financial Officer;          12/31/95      90,000         -          -
Secretary                         12/31/94      N/A            -          -

(1) Barry Collier received his compensation for all three periods as an employee of Prism Entertainment Corporation

COMPENSATION OF DIRECTORS

     During the fiscal year ended January 31, 1997, directors of the Company who were also officers did not receive any compensation for their services as directors. For the fiscal year ending January 31, 1998, each director of the Company other than those who are officers of the Company will be entitled to receive $ 5,000 in cash and stock options to purchase 5,000 shares of Common Stock of the Company at an exercise price of $2.00 per share.

EMPLOYMENT AGREEMENTS

     Effective January 8, 1997, Robert Y. Lee entered into an Employment Agreement with the Company pursuant to which he will serve for a period of three years in the capacity as Chairman of the Board and Chief Executive Officer. Mr. Lee will receive a base salary of $178,000 per year and an annual bonus of 3% of any pre-tax profit in excess of $1,100,000 with respect to the fiscal year commencing in 1997; 3% of any pre-tax profit in excess of $1,200,000 with respect to the fiscal year commencing in 1998; and 3% of any pre-tax profit in excess of $1,300,000 with respect to the fiscal year commencing in 1999. Mr. Lee is also entitled to certain fringe benefits including payment of up to $500 per month for the use of one Company provided automobile.

     Effective January 8, 1997, Barry Collier entered into an Employment Agreement with the Company pursuant to which for a period of two years he will serve in the capacity of President. He will receive a base salary of $178,000 per year. In addition, Mr. Collier is entitled to an annual bonus equal to 12% of all annual revenues (net of commissions and expenses related thereto) recorded in excess of $625,000 from the licensing and/or transfer of rights to the Prism film library; an annual bonus equal to 5% of any promotional advertising development funds from any external source in excess of $350,000 received by or credited to the Company; and a bonus equal to 20% of proceeds in excess of $3,700,000 (net of commissions and expenses of sale) received by the Company generated from the sale of the Company's film library in its entirety. Mr. Collier is also entitled to certain fringe benefits including payment of up to $500 per month for the use of one Company provided automobile.

     Effective January 8, 1997, James Craig Kelly entered into an Employment Agreement with the Company pursuant to which he will serve for a period of three years in the capacity of Senior Vice

President and Chief Executive Officer. Mr. Kelly will receive a base salary of $120,000 per year and a bonus of 3% of any pre-tax profit in excess of $1,100,000 with respect to the fiscal year commencing in 1997; 3% of any pre-tax profit in excess of $1,200,000 with respect to the fiscal year commencing in 1998; and 3% of any pre-tax profit in excess of $1,300,000 with respect to the fiscal year commencing in 1999. Mr. Kelly is also entitled to certain fringe benefits including payment of up to $500 per month for the use of one Company provided automobile.

     In the event that the employment of any of the above individuals is terminated for any reason other than "material breach" or "cause" as defined in his Employment Agreement, the Company will pay the remainder of the base salary to such individual for the remaining term of his employment agreement.

OPTION GRANTS IN FISCAL YEAR ENDED JANUARY 31, 1997

     The following table sets forth all options to acquire shares of the Company's common stock granted to the Named Executive Officers during fiscal year ended January 31, 1997:

                                                       Percentage of  Total
                                                        Options Granted to
                                                        Employees in Fiscal   Exercise Price    Expiration Date
            Name                             Granted           Year             ($/share)
---------------------------------------------------------------------------------------------------------------
Barry Collier                                175,000           11.1%                $0.10            1/7/07
James Craig Kelly                            761,600           48.2%                $0.51            1/7/02
Steven E. Antongiovanni                      181,200           11.5%                $1.03            1/7/02

All of the above options are nonqualified stock options and are exercisable in full. None of these options have been exercised and their value at fiscal year end, if any, cannot be estimated. Since there is currently no established trading market for the Company's common stock, it is not possible to calculate the potential realizable value of these options at assumed annual rates of 5% and 10% stock appreciation over the current market value.

              AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTIONS/SAR VALUES

                                                                           Number of
                                                                           Securities                 Value of
                                                                           Underlying                 Unexercised
                                                                           Unexercised                In-the-Money
                                                                          Options/SARs at             Options/SARs
                                                                            FY-End (#)                at FY-End ($)

                             Shares Acquired                              Exercisable/                 Exercisable/
Name                           on Exercise     Value Realized ($)         Unexercisable                Unexercisable
--------------------------------------------------------------------------------------------------------------------
Robert Y. Lee                      0                  0                             0                       0
Barry Collier                      0                  0                   175,000 / 0                            (1)
James Craig Kelly                  0                  0                   761,600 / 0                            (1)
Steven E. Antongiovanni            0                  0                   181,200 / 0                            (1)

(1) Since there currently is no established trading market for the Company's common stock, it is not possible to calculate the value of the unexercised options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information as of April 15, 1997, concerning the ownership of the Company's common stock by (i) all persons or entities known to the Company to be beneficial owners of more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) each of the Named Executive

Officers, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated and subject to applicable community property and similar laws, each of the persons or entities named have sole voting and investment power with respect to the securities owned.

                                                                Percentage of
         Beneficial Owners (1)          Number of Shares                Class
--------------------------------------------------------        -------------
Robert Y. Lee                                  3,319,024  (2)           34.0%
Barry Collier                                    993,050  (3)           10.0%
James Craig Kelly                                761,600  (4)            7.2%
Steven E. Antongiovanni                          181,200  (5)            1.8%
Stephen C. Lehman                                      -                   *
Gerald Weber                                           -                   *
Charles Cooke                                          -                   *
Michael Anderson                                       -                   *
Ingram Entertainment Inc.                      2,757,153  (6)           26.0%
Rentrak Corporation                              522,750  (7)            5.3%
Young C. Lee and Kay L. Lee                      500,000  (8)            5.1%
All officers and directors as a group          4,694,874                43.2%
 (8 persons)
*  Less than 1%.

(1) The address for each person listed in this table, except as otherwise noted, is c/o Video City, Inc., 6840 District Boulevard, Bakersfield, California 93313. Mr. Lehman's address is c/o Premiere Radio Networks, Inc., 15260 Ventura Boulevard, 5th Floor, Sherman Oaks, California 91403. Mr. Weber's address is
c/o AutoNation U.S.A., One Financial Plaza, Ft. Lauderdale, Florida 33394. Mr. Cooke's address is c/o Cooke & Grace, 3309 Fairmont Drive, Nashville, Tennessee 37203. Mr. Anderson's address is c/o Troop Meisinger Steuber & Pasich, LLP, 10940 Wilshire Boulevard, Los Angeles, California 90024. Ingram Entertainment Inc.'s address is Two Ingram Boulevard, La Vergne, Tennessee 37089. Rentrak Corporation's address is P.O. Box 18888, Portland, Oregon 97218.

(2) Consists of 2,054,621 shares owned outright, of which 721,983 shares are subject to restrictions on transfer pursuant to a lock-up agreement with Ingram; 404,403 shares which are held in escrow for a possible delivery to Ingram upon exercise of a five-year warrant entitling Ingram to purchase such shares from Mr. Lee; 250,000 shares which are held in an escrow subject to possible cancellation of such shares if and as shares of the Company are issued upon exercise of outstanding employee stock options; and 610,000 shares owned by Barry Collier, as to which Mr. Collier has given Mr. Lee a ten-year irrevocable proxy to vote such shares on all matters.

(3) Includes 818,050 shares owned outright by Mr. Collier, as to which he has granted Robert Y. Lee a ten-year irrevocable proxy to vote 610,000 shares on all matters; and a ten-year stock option to purchase 175,000 shares from the Company.

(4) Consists of a currently exercisable stock option to purchase 761,600 shares from the Company.

(5) Consists of a currently exercisable stock option to purchase 181,200 shares of common stock from the Company.

(6) Consists of 1,500,000 shares owned outright by Ingram; a warrant to purchase 404,403 shares from Robert Y. Lee; and a warrant to purchase 852,750 shares from the Company.

(7) Consists of a currently exercisable warrant to purchase 132,279 shares from the Company; another warrant to purchase up to 341,141 shares from the Company, of which Rentrak currently has the right to purchase 65,471 shares; and 325,000 shares owned by Mortco, Inc., a wholly owned subsidiary of Rentrak.

(8) Rev. and Mrs. Lee are the parents of Robert Y. Lee, the founder, Chairman of the Board and Chief Executive Officer of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ingram Entertainment Inc. has been the principal supplier of videocassettes and related equipment to the Company for a number of years, and has been a secured creditor of the Company since August 1991. As of December 31, 1995, the Company owed Ingram $7.3 million. This amount was paid down to $4.5 million in June 1996 with proceeds derived from the Company's sale of eleven stores. On January 8, 1997, concurrent with the merger of Lee Video City, Inc. into Prism, Ingram accepted 1,500,000 shares of common stock of the Company in cancellation of $3 million of the Company's indebtedness to Ingram, reducing the Company's remaining long- term indebtedness to Ingram to $1.5 million. At the same time, Ingram also received warrants to purchase 852,750 shares of common stock from the Company and 404,403 shares of common stock from Robert Y. Lee. See Note 7 of Notes to Financial Statements of the Company contained in this Form 10-K Report.

     In addition, the Company entered into a new long-term supply agreement with Ingram for videocassettes and related products; Ingram released Mr. Lee from his personal guarantee of the Company's indebtedness; and the parties entered into the Stockholders Agreement and the Override Agreement referred to in Item 10 of this Form 10-K Report, which among other things prohibit certain corporate actions without the approval of Ingram or Ingram's designees on the Board of Directors. All of these transactions and arrangements were entered into either simultaneously with or prior to Ingram's receipt of stock of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements required to be filed by Item 8 of this form are contained herein as follows:

     Reports of Independent Certified Public Accountants
     Balance sheets
     Statements of Operations
     Statements of Stockholders' Deficit
     Statements of Cash Flows
     Notes to Financial Statements

(b) The following reports on Form 8-K and Forms 8-K/A have been filed during the last quarter of the period ending January 31, 1997:

     Merger of Lee Video City, Inc. into Prism Entertainment Corporation Changes in registrant's certifying accountant
     Financial statements of Lee Video City, Inc.
     Pro forma financial information
     Change in fiscal year

(c)  See Exhibit Index located on pages 44 through 45.



Exhibit                                                                    Page
 Number     Title                                                         Number
--------------------------------------------------------------------------------
2.1       Amended Plan of Reorganization of Prism
          Entertainment Corporation ("Prism") dated
          October 25, 1996 (1)

2.2 Agreement and Plan of Reorganization and Merger dated as of October 25, 1996 with amendments, between Prism and Lee Video City, Inc. (1)



3.1 Certificate of Incorporation of Registrant, as amended through December 31, 1986 (2)

3.2       By-laws of Registrant, as amended to date (2)

4.1       Certificate of Merger of Lee Video City, Inc. into Registrant (1)

10.1 $1,500,000 Promissory Note of Registrant dated January 8, 1997, payable to Ingram Entertainment, Inc. ("Ingram")

10.2      Amended and Restated Credit Loan and Security Agreement dated as of
          January 8, 1997, between Registrant and Imperial Bank (1)

10.3      Override Agreement dated as of November 19, 1996 among Lee Video City,
          Inc., Robert Y. Lee, Prism and Ingram (1)

10.4 Stockholders Agreement dated as of January 8, 1997 by and among the Registrant, Robert Y. Lee, Barry Collier and Ingram

10.5      Supply Agreement dated January 8, 1997 between Ingram and Registrant

10.6 National Account Agreement dated December 16, 1994, as amended to date, between Rentrak Corporation ("Rentrak") and Lee Video City,
          Inc.

10.7      Escrow and Warrant Agreement dated as of January 8, 1997, granted by
          Robert Y. Lee to Ingram to purchase 404,403 shares of common stock of Registrant

10.8 Warrant dated as of January 8, 1997, to purchase 852,750 shares of common stock, by Registrant to Ingram

10.9      Stock Purchase Warrant dated August 24, 1995 issued by Lee Video City,
          Inc. to Rentrak

10.10     Stock Purchase Warrant dated June 19, 1996 issued by Lee Video City,
          Inc. to Rentrak

10.11     Stock Purchase Warrant dated March 14, 1995 issued by Prism to
          Imperial Bank

10.12     Employment Agreement dated January 8, 1997 between Registrant and
          Robert Y. Lee

10.13     Employment Agreement dated January 8, 1997 between Registrant and
          James Craig Kelly

10.14     Employment Agreement dated January 8, 1997 between Registrant and
          Barry Collier

10.15     1996 Stock Option Plan of Lee Video City, Inc.

10.16     Stock Option Agreement dated January 8, 1997 between Registrant and
          Barry Collier

10.17     Irrevocable Proxy dated January 8, 1997 given by Barry Collier to
          Robert Y. Lee

27        Financial Data Schedule

(1) Exhibits 2.1, 2.2, 4.1, 10.2, and 10.3 were filed as Exhibits to Registrant's Form 8-K Report dated January 8, 1997 and are each incorporated herein by this reference.

(2) Exhibits 3.1 and 3.2 were filed as exhibits to Prism Entertainment Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1988 and are each incorporated herein by this reference.

(d) All financial statement schedules required by Form 10-K Annual Report have been omitted because they were not applicable, were included in the notes to the financial statements, or were otherwise not required under the instructions contained in Regulation S-X.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Video City Inc.
                                    --------------------
                                        (Registrant)

                                    By: /s/ Robert Y. Lee
                                        -----------------------
                                            Robert Y. Lee
                                        Chief Executive Officer


                                    By: /s/ Steven E. Antongiovanni
                                        ---------------------------
                                            Steven E. Antongiovanni
                                            Chief Financial Officer


Date: May 16, 1997