Form 10-K/A
period 1997-01-31
VIDEO CITY INC
filed 1997-06-05
CIK 773135

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A


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

YES  X    NO
    ---      ---

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VIDEO CITY, INC.


May 16, 1997                         By: /s/ Robert Y. Lee
                                         -----------------
                                         Robert Y. Lee
                                         Chairman, Chief Executive Officer
                                         (Principal Executive Officer)
                                         and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of May 16, 1997.


     Signatures                        Title
     ----------                        -----

/s/ Robert Y. Lee              Chairman, Chief Executive Officer
-----------------               (Principal Executive Officer) and Director
Robert Y. Lee

/s/ Barry Collier              President (Principal Executive Officer)
-----------------               and Director
Barry Collier

/s/ Steven Antongiovanni       Chief Financial Officer (Principal Executive
------------------------          Officer) and Director
Steven Antongiovanni

/s/ James Craig Kelly          Chief Operating Officer (Principal Executive
---------------------            Officer) and Director
James Craig Kelly

/s/ Rudy Patino                Chief Accounting Officer
---------------
Rudy Patino

/s/ Stephen P. Lehman          Director
---------------------
Stephen P. Lehman

/s/ Gerald W. B. Weber         Director
----------------------
Gerald W. B. Weber

/s/ Michael Anderson           Director
--------------------
Michael Anderson

/s/ Charles E. Cooke           Director
--------------------
Charles E. Cooke
