Form 10-Q
period 1997-04-30
VIDEO CITY INC
filed 1997-06-16
CIK 773135

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 0-14023


                                Video City, Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)


            6840 District Boulevard, Bakersfield, California  93313
            -------------------------------------------------------
          (Address of principal executive offices)          (Zip code)

                                (805) 397-7955
                                --------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
    -------   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Class              Outstanding at April 30, 1997
-----              -----------------------------
Common                    9,753,927

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                VIDEO CITY, INC.

                                 BALANCE SHEETS

                                             April 30,     January 31,
                                               1997          1997
                                            ----------    -----------
                                            (unaudited)
Assets

Current assets:
     Cash                                   $  124,263    $ 1,246,517

     Accounts receivable, less
      allowance for doubtful accounts
      of $325,422 for April 30, 1997 and
      January 31, 1997                       1,800,364      2,168,052

     Notes receivable                          374,464        398,830

     Merchandise inventories                   193,630         58,976
     Other                                     106,158         96,143
                                            ----------    -----------

Total current assets                         2,598,879      3,968,518

Videocassette rental inventory, net of
     Accumulated amortization                1,936,986      2,126,789

Property and Equipment, net                    961,137      1,017,089

Film Inventory                               3,700,000      3,700,000

Other assets                                   258,016        267,916
                                            ----------    -----------

Total assets                                $9,455,018    $11,080,312
                                            ==========    ===========


                See accompanying notes to financial statements.

                               VIDEO CITY, INC.

                                BALANCE SHEETS

                                             April 30,     January 31,
                                               1997          1997
                                           -----------    -----------
                                            (unaudited)
Liabilities and Stockholders' Equity
 (Deficit)

Current liabilities:
     Accounts payable                      $   990,542    $ 1,761,297
     Accrued expenses                          605,496        707,485
     Current portion of long-term debt       1,846,071      2,258,850
                                           -----------    -----------

Total current liabilities                    3,442,109      4,727,632

Long-term debt                               3,337,788      3,341,313

Other liabilities                              774,240        774,875
                                           -----------    -----------

Total liabilities                            7,554,137      8,843,820


Stockholders' equity:
     Common stock, $.01 par value per
     share, authorized 20,000,000
     shares; issued and outstanding
     9,753,927 shares at April 30
     and January 31, 1997                       97,539         97,539
Additional paid-in capital                   7,035,935      7,035,935
Accumulated deficit                         (5,232,593)    (4,896,982)
                                           -----------    -----------

Total stockholders' equity                   1,900,881      2,236,492

Total Liabilities and Stockholders'
 Equity                                    $ 9,455,018    $11,080,312
                                           ===========    ===========


                See accompanying notes to financial statements.

                               VIDEO CITY, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                           For the three months ended
                                            April 30,      March 31,
                                               1997          1996
                                            ----------    ----------
Revenues:
     Rental revenues and product sales      $2,281,317    $3,417,114

Operating Costs and Expenses:
     Store operating expenses                1,082,024     1,704,922
     Amortization of videocassette
      rental inventory                         624,899       734,000
     Cost of product sales                     223,921       255,116
     Cost of leased product                    103,110       293,765
     General and administrative expenses       500,844       411,319
                                            ----------    ----------

Total operating costs and expenses           2,534,798     3,399,122

Income (loss) from operations                 (253,481)       17,992

Other (Income) Expense:
     Loss on disposition of assets, net          4,004            --
     Interest expense                          152,832       232,496
     Other                                     (74,706)      (47,792)
                                            ----------    ----------

Net income (loss)                             (335,611)     (166,712)
                                            ==========    ==========

Net income (loss) per share                     ($0.03)       ($0.04)

Weighted average number of shares
 outstanding                                 9,753,927     4,234,024


                See accompanying notes to financial statements.

                                VIDEO CITY, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           For the three months ended
                                            April 30,     March 31,
                                              1997          1996
                                           -----------    ---------
Increase (decrease) in cash
Cash flows from operating activities:

Net loss                                   $  (335,611)   $(166,712)

Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
     Depreciation and amortization             760,457      957,553
     (Gain) loss on disposal of assets           4,004           --
     Noncash interest                            2,974           --
Changes in assets and liabilities:
     Decrease in accounts receivable           367,688           --
     Decrease in notes receivable               24,366       11,214
     Decrease (increase) in merchandise
      inventories                             (134,654)     141,454
     (Increase) in other assets                   (115)     (13,675)
     (Decrease) in accounts payable           (624,210)    (517,814)
     Increase (decrease) in accrued
      expenses                                (101,989)       2,094
     Increase (decrease) in other
      liabilities                                 (635)     229,624
                                           -----------    ---------
Total adjustments                              297,886      810,450
                                           -----------    ---------
Net cash provided by (used in)
 operating activities                          (37,725)     643,738

Cash flows from investing activities:
     Purchases of videocassette rental
      inventory, net                          (475,231)    (930,875)
     Purchases of fixed assets                 (42,475)       5,532
                                           -----------    ---------
Net cash used in investing activities         (517,706)    (925,343)

Cash flows from financing activities:
     Principal payments on obligations
      under capital leases                     (68,478)          --
     Repayment of long-term debt              (498,345)    (252,987)
     Proceeds from issuance of
      long-term debt                                --      284,649
                                           -----------    ---------
Net cash provided by (used in)
 financing activities                         (566,823)      31,662

Net decrease in cash                        (1,122,254)    (249,943)
Cash at beginning of the period              1,246,517      417,517
                                           -----------    ---------

Cash at end of the period                      124,263      167,574
                                           ===========    =========

Supplementary disclosures of cash flow
 information

Cash paid during the period:
     Interest                                $ 66,806      $203,628
     Income taxes                                 800            --

Noncash investing and financing
 activities:
     Videocassette rental inventory
      acquired through issuance
      of long-term debt                      $146,334            --

                See accompanying notes to financial statements

                               VIDEO CITY, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

     On January 8, 1997, Lee Video City, Inc. merged with and into Prism Entertainment Corporation ("Prism"). Upon consummation of the merger, the name of company was changed to Video City, Inc, (the "Company"). The Company retained Prism's year-end of January 31. Previously, Lee Video City, Inc.'s year-end was December 31; the change in year-end is reflected in the different quarter periods.


     The financial statements as of April 30, 1997 and for the quarterly periods ended April 30, 1997 and March 31, 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the period ended January 31, 1997.


     The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of April 30, 1997 and the results of operations and cash flows for the three months ended April 30, 1997 and March 31, 1996. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

                             RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in the Quarterly Report on Form 10-Q, particularly under Item 2, constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

Three months ended April 30, 1997 compared to three months ended March 31, 1996


REVENUES

     Revenues decreased $1,136,000, or 33.2%, to $2,281,000 for the three months ended April 30, 1997 compared to $3,417,000 for the three months ended March 31, 1996. The decrease in revenues were primarily due to the sale of 11 stores by the Company in June 1996. Same store revenues for the first quarter 1997 increased by approximately 1.4% compared to first quarter 1996.

STORE OPERATING EXPENSES

     Store operating expenses decreased $623,000, or 36.5%, to $1,082,000 for the three months ended April 30, 1997 compared to $1,705,000 for the three months ended March 31, 1996. The decrease was primarily due to the sale of 11 stores by the Company in June 1996. Store operating expenses as a percentage of total revenue was 47.4% in 1997 compared to 49.9% in 1996. The decrease was primarily due to continued cost improvements achieved in the store's controllable expenses.

AMORTIZATION OF VIDEOCASSETTE RENTAL INVENTORY

     Amortization of videocassette rental inventory decreased $109,000, or 14.9%, to $625,000 for the three months ended April 30, 1997 compared to $734,000 for the three months ended March 31, 1996. The decrease was primarily due to the sale of 11 stores by the Company in June 1996 resulting in fewer videocassettes amortized in 1997.

COST OF PRODUCT SALES

     Cost of product sales decreased by $31,000, or 12.2%, to $224,000 for the three months ended April 30, 1997 compared to $255,000 for the three months ended March 31, 1996. Cost of product sales as a percentage of total revenue for the three months ended April 30, 1997 was 9.8% compared to 7.5% for the three months ended March 31, 1996. The increase was primarily due to the Company's emphasis on increased product sales in 1997 compared to 1996.

COST OF LEASED PRODUCT

     Cost of leased product decreased by $191,000 to $103,000 for the three months ended April 30, 1997 compared to $294,000 for the three months ended March 31, 1996. The decrease was primarily due to the sale of 11 stores by the Company in June 1996 resulting in the need for substantially less video products in 1997.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $90,000, or 21.8%, to $501,000 for the three months ended April 30, 1997 compared to $411,000 for the three months ended March 31, 1996. The increase is primarily due to the additional legal and administrative expenses required of a public company. Previous to the merger with Prism Entertainment Corporation on January 8, 1997, Lee Video City, Inc. was a privately owned corporation. Also, the Company incurred legal and administrative expenses in the finalization of the Prism Entertainment Corporation bankruptcy and merger.

INTEREST EXPENSE

     Interest expense decreased $79,000, or 34.3%, to $153,000 for the three months ended April 30, 1997 compared to $232,000 for the three months ended March 31, 1996. The decrease in interest expense was primarily due to the reduction of long-term debt of the Company which was paid down from the proceeds from the sale of 11 stores in June 1996 and the conversion of debt to equity in conjunction with the merger in January 1997.

OTHER (INCOME) EXPENSE

     Other income increased $27,000, or 56.3%, to $75,000 for the three months ended April 30, 1997 compared to $48,000 for the three months ended March 31, 1996. The increase was primarily due to management fees related to the Company adding two new stores under management agreements in July 1996 and January 1997.

INCOME TAXES

     The Company had no income tax expense for the three months ended April 30, 1997 or the three months ended March 31,1996 as it had no taxable income during these periods. The Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax has been recognized due to the change in the valuation allowance on the net deferred tax asset. A full valuation allowance has been established as it is more likely than not that the deferred tax asset will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary long-term capital needs would be for opening and acquiring new stores. If and as the Company does acquire or open new stores, the Company expects to fund such needs through future cash flows from operations, the net proceeds from the possible sale of debt or equity securities, bank credit facilities, trade credit, and equipment leases.

     The Company funds its short-term working capital needs, including the acquisition of videos and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future video and other inventory purchases and other working capital needs. Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during fiscal 1998.

     On January 8, 1997, in conjunction with the Company's merger with Prism Entertainment Corporation, the Company entered into an amended and restated credit and security agreement (the "Agreement") with Imperial Bank. The agreement contains various covenants including a financial performance covenant, which states that the Company must reflect a minimum of $100,000 in profits on a quarterly basis (pre-tax and calculated in accordance with generally accepted accounting principles). Due to the Company's failure to achieve the minimum profit for the first quarter as required by the covenant, the Company has requested and been granted a waiver for the first quarter from Imperial Bank.

Three months ended April 30, 1997 compared to three months ended March 31, 1996

     Net cash provided by operating activities decreased by approximately $681,000 primarily due to an increase in merchandise inventory purchases and a reduction in accounts payable and accrued expenses partially offset by a decrease in accounts receivable. Net cash used in investing activities decreased by $407,000 primarily due to a reduction in the purchases of videocassette rental inventory. Net cash used in financing activities increased $598,000 mainly due to increased principal payments on long-term debt assumed in the merger with Prism Entertainment Corporation.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 -- Financial data schedule

     (b)  Reports on Form 8-K/A
          March 24, 1997 -- Audited Financial Statements
          April 17, 1997 -- Changes in Registrant's Certifying Accountant

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VIDEO CITY, INC.


     Date:  June 13, 1997                    /s/ Robert Y. Lee
                                             -----------------
                                             Robert Y. Lee
                                             Chief Executive Officer
                                             (Principal Executive Officer)

     Date:  June 13, 1997                    /s/ Steven E. Antongiovanni
                                             ---------------------------
                                             Steven E. Antongiovanni
                                             Chief Financial Officer
                                             (Principal Financial Officer)