Form 10-Q
period 1997-07-31
VIDEO CITY INC
filed 1997-09-15
CIK 773135

                                 UNITED STATES

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No_____
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                        Outstanding at July 31, 1997
-----                                        ----------------------------
Common                                                 9,753,927

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               VIDEO CITY, INC.
                                BALANCE SHEETS

                                                     July 31,      January 31,
                                                       1997           1997
                                                   ------------  ---------------
                                                   (unaudited)
Assets

Current assets:
     Cash                                           $   185,540     $  1,246,517

     Accounts receivable, less allowance for
     doubtful accounts of $239,918 and $325,422         830,654        2,168,052

     Notes receivable                                   288,933          398,830

     Merchandise inventories                            198,632           58,976
     Other                                               94,885           96,143
                                                   ------------  ---------------

Total current assets                                  1,598,644        3,968,518

Videocassette rental inventory, net of
     Accumulated amortization                         2,110,557        2,126,789

Property and Equipment, net                             875,041        1,017,089

Film Inventory                                        3,688,000        3,700,000

Other assets                                            250,236          267,916
                                                   ------------  ---------------

Total assets                                        $ 8,522,478     $ 11,080,312
                                                   ============  ===============

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                                BALANCE SHEETS

                                                             July 31,        January 31,
                                                               1997             1997
                                                          --------------   ---------------
                                                           (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                     $ 1,181,592        $ 1,761,297
     Accrued expenses                                         498,000            707,485
     Current portion of long-term debt                      1,846,071          2,258,850
                                                          --------------   ---------------

Total current liabilities                                   3,525,663          4,727,632

Long-term debt                                              2,224,530          3,341,313

Other liabilities                                             774,240            774,875
                                                          --------------   ---------------

Total liabilities                                           6,524,433          8,843,820

Stockholders' equity:
     Common stock, $.01 par value per share,
     authorized 20,000,000 shares; issued and
     outstanding 9,753,927 shares at July 31,
     and January 31, 1997                                      97,539             97,539
Additional paid-in capital                                  7,035,935          7,035,935
Accumulated deficit                                        (5,135,429)        (4,896,982)
                                                          --------------   ---------------

Total stockholders' equity                                  1,998,045          2,236,492

Total Liabilities and Stockholders' Equity                $ 8,522,478        $11,080,312
                                                          ==============   ===============

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       For the three months ended      For the six months ended
                                                        July 31,       June 30,         July 31,      June 30,
                                                          1997           1996             1997          1996
                                                          ----           ----             ----          ----
Revenues:
     Rental revenues and product sales                 $2,550,692    $ 3,063,907       $4,832,009   $ 6,481,021

Operating Costs and Expenses:
     Store operating expenses                           1,074,439      1,570,886        2,156,463     3,275,808
     Amortization of videocassette rental inventory       347,029        541,825          971,928     1,275,825
     Cost of product sales                                211,898        311,779          435,819       566,895
     Cost of leased product                                65,936        308,972          169,046       602,735
     General and administrative expenses                  718,166        419,704        1,219,010       831,023
                                                          -------        -------        ---------       -------

Total operating costs and expenses                      2,417,468      3,153,166        4,952,266     6,552,286

Income (loss) from operations                             133,224        (89,259)        (120,257)      (71,265)

Other (Income) Expense:
     (Gain) Loss on disposition of assets, net                  -     (1,405,423)           4,004    (1,405,423)
     Interest expense                                     126,316        263,314          279,148       495,810
     Other                                                (90,256)       (46,095)        (164,962)      (93,887)
                                                          --------       --------        ---------      --------

Net income (loss)                                          97,164      1,098,945         (238,447)      932,235

Net income (loss) per share                                 $0.01          $0.26           ($0.02)        $0.22

Weighted average number of shares outstanding           9,753,927      4,234,024        9,753,927     4,234,024

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        For the six months ended
                                                                      July 31,             June 30,
                                                                        1997                 1996
                                                                   -------------        --------------
Increase (decrease) in cash

Cash flows from operating activities:

Net income (loss)                                                   $  (238,447)          $   932,235

Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Amortization of film cost                                           12,000                     -
     Depreciation and amortization                                    1,145,251             1,945,007
     (Gain) loss on disposal of assets                                    4,004            (1,405,423)
     Noncash interest                                                     2,974                     -
Changes in assets and liabilities:
     Decrease in accounts receivable                                  1,337,398                     -
     Decrease (increase) in notes  receivable                           109,897               (44,791)
     Decrease (increase) in merchandise inventories                    (139,656)              144,374
     Decrease in other assets                                            18,938               291,760
     (Decrease) in accounts payable                                    (433,372)             (336,666)
     (Decrease) in accrued expenses                                    (206,511)              (90,402)
     Increase (decrease) in other liabilities                              (635)              328,968
                                                                   -------------        -------------
Total adjustments                                                     1,850,288               832,827
                                                                   -------------        -------------

Net cash provided by operating activities                             1,611,841             1,765,062

Cash flows from investing activities:
     Purchases of videocassette rental inventory, net                  (966,502)           (2,336,412)
     Purchases of fixed assets                                          (30,420)                    -
     Proceeds from sale of fixed assets                                       -               977,157
                                                                   -------------        -------------

Net cash used in investing activities                                  (996,922)           (1,359,225)

Cash flows from financing activities:
     Principal payments on obligations under capital leases            (105,988)             (403,477)
     Repayment of long-term debt                                     (1,569,908)             (542,070)
     Proceeds from issuance of long-term debt                                 -               284,649
                                                                   -------------        -------------

Net cash (used in) financing activities                              (1,675,896)             (660,898)

Net decrease in cash                                                 (1,060,977)             (255,091)
Cash at beginning of the period                                       1,246,517               417,517
                                                                   -------------        -------------

Cash at end of the period                                               185,540               162,426
                                                                   =============        =============

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 For the six months ended
                                                                                July 31,           June 30,
                                                                                  1997               1996
                                                                             ------------         ------------
Supplementary disclosures of cash flow information

Cash paid during the period:
     Interest                                                                  $  265,466           $  203,628
     Income taxes                                                                     800                    -


Noncash investing and financing activities:
     Videocassette rental inventory acquired through issuance
       of long-term debt                                                       $  146,334                    -
     Sale of stores in exchange for assignment of debt                                  -            3,100,000

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

     The financial statements as of July 31, 1997 and for the periods presented are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the period ended January 31, 1997.

     The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. NEW ACCOUNTING PRONOUNCEMENTS:

     Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

     Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No.130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

3. NOTES PAYABLE

     On July 11, 1997 the Company entered into a Fourth Addendum to the Rentrak National Agreement. The agreement provides deferral of accounts payable of approximately $127,000.00 as of July 31, 1997 owed by the company to Rentrak under its current "PPT Agreement" and deferral of principal and interest payments totaling approximately $439,000.00 on a "Note" dated as of February 28, 1997 between the Company and Rentrak. Payment by the Company to Rentrak of the above shall be due on the earlier of January 1998 or the date on which any person, corporation or other entity acquires all or substantially all of the companies assets or merges with, consolidates with, participates in a share exchange with, or other wise acquires control, directly or indirectly of the company. The Company anticipates that it will be able to renew the agreement on favorable terms before the maturity date of these obligations.

                             RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

          Certain statements in this Quarterly Report on Form 10-Q, particularly under Item 2, may constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS

Three and Six Months ended July 31, 1997 Compared to Three and Six Months Ended for 1996

REVENUES

         Revenues for the three and six months ended July 31, 1997 were $2,551,000 and $4,832,000, respectively, compared to revenues of $3,064,000 and $6,481,000 for the comparable periods in 1996. The decrease in revenues was primarily due to the sale of 11 stores by the Company in June 1996. Same store revenues for the second quarter 1997 were unchanged compared to the second quarter 1996.

STORE OPERATING EXPENSES

          Store operating expenses were $1,074,000 and $2,156,000 for the three and six months ended July 31, 1997 compared to $1,571,000 and $ 3,276,000 for the comparable periods in 1996. The decrease was primarily due to the sale of 11 stores by the Company in June 1996. Store operating expenses as a percentage of total revenue were 42.1% and 44.6% in 1997 compared to 51.3% and 50.5% in 1996. The decrease was primarily due to continued cost improvements achieved in the stores' controllable operating costs.

AMORTIZATION OF VIDEOCASSETTE RENTAL INVENTORY

          Amortization of videocassette rental inventory decreased $195,000 or 36.9% and $304,000 or 23.8% for the three and six months ended July 31, 1997 compared to the comparable periods in 1996. The decrease was primarily due to the sale of 11 stores by the Company in June 1996 resulting in fewer videocassettes amortized in 1997 and improved and more efficient purchasing of rental product.

COST OF PRODUCT SALES

          Cost of product sales decreased $100,000 to $212,000 from $312,000 and $131,000 to $436,000 from $567,000 for the three and six months ended July 31, 1997 compared to 1996. Cost of product sales as a percentage of total revenue were 8.3% and 9.0% for the three and six months ended July 31, 1997 compared to 10.2% and 8.7% for 1996. The decrease in the cost of product sales percentage for the three month period ended July 31, 1997 compared to 1996 is a result of improved margins in the second quarter of 1997 on sell-through product and previously viewed cassettes.

COST OF LEASED PRODUCT

          Cost of leased product decreased by $243,000 to $66,000 from $309,000 and by $433,000 to $169,000 from $603,000 for the three and six months ended July 31, 1997 compared to 1996. The decrease was primarily due to the sale of 11 stores by the Company in June 1996 resulting in the need for substantially less leased video products in 1997. Cost of leased product as a percentage of total revenues were 2.6% and 3.5% for 1997 compared to 10.1% and 9.3% for 1996. These decreases were a direct result of the company leasing a lower proportion of videocassettes versus purchasing video cassettes during the current fiscal year.

GENERAL AND ADMINISTRATIVE

          General and administrative expenses increased to $718,000 and $1,219,000 for the three and six months ended July 31, 1997, respectively, from $420,000 and $831,000 for the comparable periods ended in 1996. General and administrative expenses as a percentage of revenues were 28.1% and 25.2% for 1997 compared to 13.7% and 12.8% in 1996. The increase was primarily due to substantial professional and administrative expenses incurred in the finalization of the Prism Entertainment Corporation chapter 11 bankruptcy and the merger. Also, the increase is partially due to the additional professional and administrative expenses required of a public company. Previous to the merger with Prism Entertainment Corporation on January 8, 1997, Lee Video City, Inc. was a privately owned corporation. In addition, the percentage increase is the result of spreading these corporate expenses over significantly lower revenues due to the sale of the 11 stores by the company in 1996.

INTEREST EXPENSE

          Interest expense decreased to $126,000 and $279,000 for the three and six months ended July 31, 1997 from $263,000 and $496,000 for the comparable prior year periods. The decrease in interest expense was primarily due to the reduction of long-term debt of the Company which was paid down from the proceeds from the sale of 11 stores in June 1996 and the conversion of debt to equity in conjunction with the merger in January 1997.

OTHER (INCOME) EXPENSE

          Other income increased to $90,000 and $165,000 for the three and six months ended July 31, 1997 compared to $46,000 and 94,000 for the comparable prior year periods. The increase was primarily due to management fees related to the Company adding two new stores under management agreements in July 1996 and January 1997.

INCOME TAXES

          The Company had no income tax expense or benefit for the three and six months ended July 31, 1997 or for the comparable 1996 periods. The Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses, for which no tax has been recognized, due to the change in the valuation allowance on the net deferred tax asset. A full valuation allowance has been established as it is more likely than not that the deferred tax asset will not be realized.

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

          On January 8, 1997, in conjunction with the Company's merger with Prism Entertainment Corporation, the Company entered into an amended and restated credit and security agreement (the "Agreement") with Imperial Bank. The agreement contains various covenants including a financial performance covenant, which states that the Company must reflect a minimum of $100,000 in profits on a quarterly basis (pre-tax and calculated in accordance with generally accepted accounting principles). Due to the Company's failure to achieve the minimum profit for the first and second quarters as required by the covenant, the Company has requested and been granted a waiver for the second quarter from Imperial Bank.

          On July 11, 1997 the Company entered into a Fourth Addendum to the Rentrak National Agreement. The agreement provides deferral of accounts payable of approximately $127,000.00 as of July 31, 1997 owed by the company to Rentrak under its current "PPT Agreement" and deferral of principal and interest payments totaling approximately $439,000.00 on a "Note" dated as of February 28, 1997 between the Company and Rentrak. Payment by the Company to Rentrak of the above shall be due on the earlier of January 1998 or the date on which any person, corporation or other entity acquires all or substantially all of the companies assets or merges with, consolidates with, participates in a share exchange with, or other wise acquires control, directly or indirectly of the company. The Company anticipates that it will be able to renew the agreement on favorable terms before the maturity date of these obligations.


CASH FLOWS

Six Months Ended July 31, 1997 Compared to Six Months Ended June 30, 1996

          Net cash provided by operating activities decreased by approximately $153,000 primarily due to an increase in merchandise inventory purchases and a reduction in accounts payable and accrued expenses partially offset by a decrease in accounts receivable. Net cash used in investing activities decreased by $362,000 primarily due to a reduction in the purchases of videocassette rental inventory. Net cash used in financing activities increased $1,015,000 mainly due to increased principal payments on long-term debt assumed in the merger with Prism Entertainment Corporation.

NEW ACCOUNTING PRONOUNCEMENTS:


     Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

     Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No.130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           Exhibit 27  Financial data schedule

       (b) Reports on Form 8-K

           None filed during the Quarter

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                VIDEO CITY, INC.

           Date:  September 12,1997             /s/ Robert Y. Lee
                                                -----------------
                                                Robert Y. Lee
                                                Chief Executive Officer
                                                (Principal Executive Officer)

           Date:  September 12, 1997            /s/ Rudy Patino
                                                ---------------
                                                Rudy Patino
                                                Chief Financial Officer
                                                (Principal Financial Officer)