Form 10-Q
period 1997-10-31
VIDEO CITY INC
filed 1997-12-12
CIK 773135

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1997

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

Yes  X    No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                               Outstanding at October 31, 1997
-----                               -------------------------------
Common                                         9,773,927

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VIDEO CITY, INC.
                                 BALANCE SHEETS

                                           October 31,    January 31,
                                               1997           1997
                                           ----------     -----------
                                           (unaudited)
Assets

Current assets:
     Cash                                   $   34,556     $ 1,246,517

     Accounts receivable, less
      allowance for doubtful accounts
     of $239,918 and $325,422                  870,726       2,168,052

     Notes receivable                          262,779         398,830

     Merchandise inventories                   295,436          58,976
     Other                                     115,251          96,143
                                            ----------     -----------
Total current assets                         1,578,748       3,968,518

Videocassette rental inventory, net of
     Accumulated amortization                2,372,034       2,126,789

Property and Equipment, net                    795,429       1,017,089

Film Inventory                               3,688,000       3,700,000

Other assets                                   204,874         267,916
                                            ----------     -----------
Total assets                                $8,639,085     $11,080,312
                                            ==========     ===========

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                                 BALANCE SHEETS

                                           October 31,     January 31,
                                               1997           1997
                                           -----------     -----------
                                           (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                      $ 1,258,796     $ 1,761,297
     Accrued expenses                          610,895         707,485
     Current portion of long-term debt       1,592,036       2,258,850
                                           -----------     -----------
Total current liabilities                    3,461,727       4,727,632

Long-term debt                               2,174,494       3,341,313

Other liabilities                              745,175         774,875
                                           -----------     -----------
Total liabilities                            6,381,396       8,843,820


Stockholders' equity:
     Common stock, $.01 par value per
     share, authorized 20,000,000
     shares; issued and outstanding
     9,773,927 shares at October 31,
     1997 and 9,753,927 shares at
     January 31, 1997                           97,739          97,539

Additional paid-in capital                   7,075,735       7,035,935
Accumulated deficit                         (4,915,785)     (4,896,982)
                                           -----------     -----------
Total stockholders' equity                   2,257,689       2,236,492
Total Liabilities and Stockholders'
 Equity                                    $ 8,639,085     $11,080,312
                                           ===========     ===========

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            For the three months ended      For the nine months ended
                                           October 31,    September 30,    October 31,   September 30,
                                               1997            1996            1997          1996
                                           ------------   --------------   ------------  ------------
Revenues:
     Rental revenues and product sales      $2,335,378       $2,128,115     $7,141,906    $ 8,574,592

Operating Costs and Expenses:
     Store operating expenses                1,103,575        1,285,927      3,258,347      4,538,544
     Amortization of videocassette             372,017          378,000      1,236,326      1,565,200
      rental inventory
     Cost of product sales                     190,611           88,871        587,883        477,916
     Cost of leased product                     82,986           85,066        236,754        501,961
     General and administrative expenses       516,236          665,886      1,646,508      1,449,128
                                            ----------       ----------     ----------    -----------

Total operating costs and expenses           2,265,425        2,503,750      6,965,818      8,532,749

Income (loss) from operations                   69,953         (375,635)       176,089         41,843

Other (Income) Expense:
     (Gain) Loss on disposition of                   -                -          4,669     (1,409,173)
      assets, net
     Interest expense                          111,461          122,702        435,594        577,264
     Other                                     (80,410)         (57,157)      (245,372        (95,987)
                                            ----------       ----------     ----------    -----------

Net income (loss)                               38,902         (441,180)       (18,803        969,739

Net income (loss) per share                      $0.00           ($0.10)        ($0.00          $0.23

Weighted average number of shares            9,773,927        4,234,024      9,773,927        4,234,024
 outstanding

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                        For the nine months ended
                                       October 31,    September 30,
                                           1997           1996
                                       -----------    -------------
Increase (decrease) in cash

Cash flows from operating
 activities:

Net income (loss)                      $   (18,391)     $   969,739

Adjustments to reconcile net loss
 to net cash provided by
 operating activities:
     Amortization of film cost              12,000                -
     Depreciation and amortization       1,506,958        2,580,070
     (Gain) loss on disposal of              4,669       (1,409,173)
      assets
     Noncash interest                            -                -
Changes in assets and liabilities:
     Decrease in accounts receivable     1,297,325          109,093
     Decrease (increase) in notes
      receivable                           136,051           18,216
     Decrease (increase) in
      merchandise inventories             (225,338)         108,055
     Decrease in other assets              (19,108)          43,391
     (Decrease) in accounts payable       (502,501)        (231,157)
     (Decrease) in accrued expenses        (96,590)         (37,910)
     Increase (decrease) in other
      liabilities                          (29,700)         255,000
                                       -----------      -----------
Total adjustments                        2,083,767        1,435,585
                                       -----------      -----------
Net cash provided by operating           2,065,376        2,405,324
 activities

Cash flows from investing
 activities:
     Purchases of videocassette         (1,413,851)      (2,901,343)
      rental inventory, net
     Net Change in film inventory          (12,000)               -
     Purchases of fixed assets             (57,854)               -
     Proceeds from sale of fixed
      assets                                     -        3,361,300
                                       -----------      -----------
Net cash used in investing              (1,483,705)         459,957
 activities

Cash flows from financing
 activities:
     Principal payments on
      obligations under capital
      leases                              (259,924)        (332,446)
     Repayment of long-term debt        (1,695,365)      (3,290,501)
     Proceeds from issuance of
      long-term debt                       121,657          401,661
     Proceeds from issuance of
      stock for debt                        40,000                -
                                       -----------      -----------
Net cash (used in) financing
 activities                             (1,793,632)      (3,221,826)

Net decrease in cash                    (1,211,961)        (356,005)
Cash at beginning of the period          1,246,517          417,517
                                       -----------      -----------
Cash at end of the period                   34,556           61,512
                                       -----------      -----------

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           For the nine months ended
                                          October 31,     September 30,
                                             1997            1996
                                          -----------     -------------
Supplementary disclosures of cash flow
 information

Cash paid during the period:
     Interest                                $349,132      $  472,613
     Income taxes                                 800               -


Noncash investing and financing
 activities:
     Videocassette rental inventory
      acquired through issuance
         of long-term debt                   $146,334               -
     Sale of stores in exchange for
      assignment of debt                            -       3,100,000

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

          The financial statements as of October 31, 1997 and for the nine months and three months ended October 31, 1997 and September 30, 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the period ended January 31, 1997.

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

3. AMORTIZATION

          The company revised the estimate of salvage value relating to the amortization of videocassette inventory to provide for a $6 salvage value per tape, to reflect a more accurate salvage value as demonstrated in the industry. The effect of the revision was $115,000 for the current quarter.

                             RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

          Certain statements in this Quarterly Report on Form 10-Q, particularly under this Item 2, may constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS

Three and Nine Months ended October 31, 1997 Compared to Three and Nine Months ended September 30, 1996

REVENUES

          Revenues for the three and nine months ended October 31, 1997 were $2,335,000 and $7,142,000, respectively, compared to revenues of $2,128,000 and $8,574,000 for the comparable periods in 1996. The decrease in revenues was primarily due to the sale of 11 stores by the Company in June 1996. Same store revenues for the three months ended October 31, 1997 increased by $92,000 or 4.3% compared to the comparable period in 1996. Three store's assets were relocated to new trade areas prior to the beginning of the third quarter, 1997.

STORE OPERATING EXPENSES

          Store operating expenses were $1,104,000 and $3,258,000 for the three and nine months ended October 31, 1997 compared to $1,286,000 and $ 4,539,000 for the comparable periods in 1996. The decrease for the nine month period comparison was primarily due to the sale of 11 stores by the Company in June 1996. Store operating expenses as a percentage of total revenue were 47.3% and 45.6% in 1997 compared to 60.4% and 52.9% in 1996. The decrease was primarily due to continued cost improvements achieved in the stores' controllable operating costs and decreased fixed expense percentages attributable to the three store relocations to new trade areas.

AMORTIZATION OF VIDEOCASSETTE RENTAL INVENTORY

          Amortization of videocassette rental inventory decreased $6,000 or 1.6% and $329,000 or 21.0% for the three and nine months ended October 31, 1997 compared to the comparable periods in 1996. The decrease for the nine month period was primarily due to the sale of 11 stores by the Company in June 1996 resulting in fewer videocassettes amortized in 1997 and improved and more efficient purchasing of rental product. The company revised the estimate of salvage value relating to the amortization of videocassette inventory to provide for a $6 salvage value per tape, to reflect a more accurate salvage value as demonstrated in the industry. The effect of the revision was $115,000 for the current quarter.

COST OF PRODUCT SALES

          Cost of product sales increased by $102,000, to $191,000 from $89,000 for the three months and by $110,000, to $588,000 from $478,000 for the nine months ended October 31, 1997 compared to 1996. Cost of product sales as a percentage of total revenue were 8.2% and 8.2% for the three and nine months ended October 31, 1997 compared to 4.2% and 5.6% for 1996. The increase in the cost of product sales percentage for the three and nine month periods ended October 31, 1997 compared to 1996 is a result of increased sales of sell-through product and previously viewed cassettes.


COST OF LEASED PRODUCT

          Cost of leased product decreased by $2,000 to $83,000 from $85,000 and by $265,000 to $237,000 from $502,000 for the three and nine months ended October 31, 1997 compared to 1996. The decrease for the nine month period was primarily due to the sale of 11 stores by the Company in June 1996 resulting in the need for substantially less leased video products in 1997. Cost of leased product as a percentage of total revenues were 3.6% and 3.3% for 1997 compared to 4.0% and 5.9% for 1996. These decreases were a direct result of the company leasing a lower proportion of videocassettes versus purchasing video cassettes during the current fiscal year.

GENERAL AND ADMINISTRATIVE

          General and administrative expenses were $516,000 and $1,647,000 for the three and nine months ended October 31, 1997, respectively, compared to $666,000 and $1,449,000 for the comparable periods ended in 1996. General and administrative expenses as a percentage of revenues were 22.1% and 23.0% for 1997 compared to 31.3% and 16.9% in 1996. The increase for the nine month period was primarily due to substantial professional and administrative expenses incurred in the finalization of the Prism Entertainment Corporation chapter 11 bankruptcy and the merger. Also, the increase is partially due to the additional professional and administrative expenses required of a public company. Previous to the merger with Prism Entertainment Corporation on January 8, 1997, Lee Video City, Inc. was a privately owned corporation. In addition, the percentage increase is the result of spreading these corporate expenses over significantly lower revenues due to the sale of the 11 stores by the company in 1996.

INTEREST EXPENSE

          Interest expense decreased to $111,000 and $436,000 for the three and nine months ended October 31, 1997 from $123,000 and $577,000 for the comparable prior year periods. The decrease in interest expense was primarily due to the reduction of long-term debt of the Company which was paid down from the proceeds from the sale of 11 stores in June 1996 and the conversion of debt to equity in conjunction with the merger in January 1997.

OTHER (INCOME) EXPENSE

          Other income increased to $80,000 and $245,000 for the three and nine months ended October 31, 1997 compared to $57,000 and $96,000 for the comparable prior year periods. The increase was primarily due to management fees related to the Company adding two new stores under management agreements in July 1996 and January 1997.

INCOME TAXES

          The Company had no income tax expense or benefit for the three and nine months ended October 31, 1997 or for the comparable 1996 periods. The Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses, for which no tax has been recognized, due to the change in the valuation allowance on the net deferred tax asset. A full valuation allowance has been established as it is more likely than not that the deferred tax asset will not be realized.

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

          On January 8, 1997, in conjunction with the Company's merger with Prism Entertainment Corporation, the Company entered into an amended and restated credit and security agreement (the "Agreement") with Imperial Bank. The agreement contains various covenants including a financial performance covenant, which states that the Company must reflect a minimum of $100,000 in profits on a quarterly basis (pre-tax and calculated in accordance with generally accepted accounting principles). Due to the Company's failure to achieve the minimum profit for the first and second quarters as required by the covenant, the Company has requested and been granted a waiver for the third quarter from Imperial Bank.

          On July 11, 1997 the Company entered into a Fourth Addendum to the Rentrak National Agreement. The agreement provides deferral of accounts payable of approximately $127,000 owed by the company to Rentrak under its current "PPT Agreement" and deferral of principal and interest payments totaling approximately $439,000 on a "Note" dated as of February 28, 1997 between the Company and Rentrak. Payment by the Company to Rentrak of the above shall be due on the earlier of January 1998 or the date on which any person, corporation or other entity acquires all or substantially all of the companies assets or merges with, consolidates with, participates in a share exchange with, or other wise acquires control, directly or indirectly of the company. The Company is negotiating to renew the agreement before the maturity date of these obligations.


CASH FLOWS

Nine Months ended October 31, 1997 Compared to Nine Months ended September 30, 1996

          Net cash provided by operating activities decreased by approximately $340,000 primarily due to an increase in merchandise inventory purchases and a reduction in accounts payable and accrued expenses partially offset by a decrease in accounts receivable. Net cash used in investing activities decreased by $1,944,000 primarily due to the sale of 11 Midwest stores occurring in 1996, partially offset by a reduction in the purchases of videocassette rental inventory. Net cash used in financing activities increased $1,428,000 mainly due to the pay-down of the Ingram note occurring upon the sale of the 11 Midwest stores in 1996, partially offset by increased principal payments on long-term debt assumed in the merger with Prism Entertainment Corporation.

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


PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         (a) During the quarter the Company issued a stock certificate for 20,000 shares of its common stock to Troy & Gould in satisfaction of $40,000 of fees for legal services rendered to Lee Video City, Inc. in the January 1997 merger with Prism Entertainment Corporation. These shares were issued without registration under the Securities Act of 1933, in reliance upon the exemption in
Section 4(2) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 27 - Financial data schedule

         (b) Reports on Form 8-K

             None filed during the Quarter

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VIDEO CITY, INC.

     Date:  December 12,1997    By /s/ Robert Y. Lee
                                --------------------
                                Robert Y. Lee
                                Chief Executive Officer
                                (Principal Executive Officer)

     Date:  December 12, 1997   By /s/ Timothy J. Denari
                                ------------------------
                                Timothy J. Denari
                                Chief Financial Officer
                                (Principal Financial Officer)