Form 10-K
period 1998-01-31
VIDEO CITY INC
filed 1998-05-15
CIK 773135

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

 (MARK ONE)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                       COMMISSION FILE NUMBER:  0-14023

                               VIDEO CITY, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           95-3897052
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

6840 DISTRICT BOULEVARD, BAKERSFIELD, CALIFORNIA                93313
   (Address of principal executive offices)                   (Zip Code)

                                (805) 397-7955
             (Registrant's Telephone Number, Including Area Code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X        NO
                                               -----         -----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES    X        NO
                            -----          -----

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of April 20, 1998, was approximately $7,783,081. The number of shares of common stock outstanding on April 20, 1998 was 11,589,039 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for its Annual Meeting of Stockholders which is anticipated to be filed within 120 days of January 31, 1998 is incorporated by reference in response to Part III of this Annual Report on Form 10-K.

================================================================================

                                    PART I

     Safe Harbor Statement under the Private Securities Litigation Reform Act of
     ---------------------------------------------------------------------------
1995.
----

     This Annual Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Special Considerations" as well as those discussed elsewhere in this Annual Report.

ITEM 1.   BUSINESS

GENERAL

     Video City, Inc. ("Video City" or the "Company") owns and operates several chains of video specialty stores that rent and sell a variety of videocassettes, game cartridges, video players, game equipment, accessories and concessions. Throughout fiscal 1998 and as of January 31, 1998, the Company owned and operated 18 video specialty superstores in California. Due to recent acquisitions, as of April 20, 1998, the Company owned and operated 47 video specialty stores in California, Colorado and Minnesota, and managed an additional two stores owned by others operating under the "Video City" name pursuant to management agreements. As part of its strategic plan to acquire additional video stores and participate in the trend toward consolidation of the fragmented retail video industry, Video City acquired 29 of its 47 video stores through the acquisition of five companies as wholly-owned subsidiaries in March 1998. As a result of the Company's sale of its library of 47 feature films and other film properties in March 1998, the Company's sole business is the ownership and operation of video specialty stores. See "--Recent Developments."

     Video City's predecessor, Lee Video City, Inc. ("Lee Video City"), was formed as a California corporation on February 20, 1990 for the purpose of developing a chain of video retail superstores primarily in secondary markets. A video superstore is generally a retail video store that carries more than 7,500 units for rental or sale. Secondary markets are generally metropolitan areas having a total population of less than 500,000 people.

     Lee Video City opened its first two video superstores in Bakersfield, California in 1990 and opened four additional superstores in Bakersfield by the end of 1992. In 1993 Lee Video City acquired four existing superstores and opened another ten. In the first half of 1994, Lee Video City opened an additional eleven superstores, bringing its total store count to 31. In the fall of 1994, Lee Video City sold two of its superstores in Idaho, and ended the year with a total of 29 superstores. Lee Video City owned and operated 29 stores until June 1996 when it sold its eleven stores outside of California. These eleven stores were sold to reduce debt and restructure Lee Video City's operations by focusing its attention on the "core stores" in California.

     On January 8, 1997, Lee Video City merged with and into Prism Entertainment Corporation ("Prism"). Prism was a film production and distribution company operating as a debtor in possession under Chapter 11 of the U.S. Bankruptcy code. Prism was incorporated as a Delaware corporation on January 27, 1984. Prism emerged from the bankruptcy upon the consummation of the merger, and the surviving Delaware corporation changed its name to "Video City, Inc."

     The Company's principal executive offices are located at 6840 District Boulevard, Bakersfield, California 93313, and its telephone number is (805) 397-7955.

RECENT DEVELOPMENTS

     Acquisitions of Five Companies. On March 25, 1998, Video City acquired five corporations owning and operating an aggregate of 29 retail video stores. These acquisitions increased Video City's chain of retail video stores from 18 to 47 stores and (on a pro forma basis had the acquisitions taken place at the beginning of the respective fiscal periods of the companies) would have increased Video City's annual level of revenues from approximately $10 million to approximately $21 million, based on results for the 12 months ended January 31, 1998 (in the case of Video City) or December 31, 1997 (in the case of the five acquired companies). Each of the acquisitions was structured as a reverse triangular merger, with a newly formed subsidiary of Video City merging into the acquired corporation. All of these acquisitions were accounted for using purchase accounting. The consideration consisted of a combination of Video City's Common Stock, assumption of indebtedness (some of which was paid off by Video City at the closings in accordance with the respective merger agreements), and in one instance cash and in another instance cash and a short-term note.

     Each of the five acquisitions was made in accordance with an Agreement of Merger and Plan of Reorganization (referred to herein as a "Merger Agreement") by and among Video City, a newly formed subsidiary of Video City, the acquired corporation, and one or more of its principal shareholders. The following summarizes the transactions:

          Adventures in Video, Inc. and KDDJ Investments, Inc. Adventures in Video, Inc. ("Adventures in Video") and KDDJ Investments, Inc. ("KDDJ") were owned by David A. Ballstadt and members of his immediate family. Adventures in Video owns and operates 13 stores in Minnesota in the greater Minneapolis metropolitan area. The purchase price for Adventures in Video was 440,000 shares of Video City Common Stock, plus an additional 426,000 shares that will become issuable if either (a) the gross revenues of such stores during the three months of April through June 1998 exceed their gross revenues during the corresponding three months of 1997, or (b) if Video City fails to make certain specified upgrades of the stores. KDDJ owns and operates three stores in San Francisco, California. The purchase price for KDDJ was 110,000 shares of Video City Common Stock plus an additional 106,500 shares that will become issuable if those three stores meet targets substantially the same as the contingent share targets described above for Adventures in Video. The two Merger Agreements provide for an adjustment in the number of Video City shares if and to the extent that the aggregate liabilities of the two companies as of the closing is greater or less than $1,200,000. Pursuant to the Adventures in Video Merger Agreement, Video City paid off existing indebtedness of approximately $449,000 that Adventures in Video owed to Marquette Bank, N.A. Concurrently with these two acquisitions, the Board of Directors of Video City was expanded from eight to nine members and David A. Ballstadt was elected to fill this vacancy. Video City also entered into a two-year employment agreement with Mr. Ballstadt at a salary of $100,000 per year plus a possible bonus of up to $100,000 per year based on increases, if any, in certain dealer allowances, and certain additional benefits.

          Leptis Magna, Inc. Leptis Magna, Inc. ("Leptis Magna") owns and operates five stores under the name "Video Unlimited" in Colorado. The purchase price in the merger consisted of $75,000 in cash, a one-year promissory note for $75,000 payable in twelve equal monthly installments, and an amount of Video City Common Stock to be determined within 90 days after the closing; of this amount of Common Stock, Video City advanced 150,000 shares at the closing, with the actual number of shares to be determined. Pursuant to the Merger Agreement, Video City paid off existing indebtedness including $112,000 owed to Norwest Bank Colorado, N.A.

          Old Republic Entertainment, Inc. Old Republic Entertainment, Inc. ("Old Republic Entertainment") owns and operates four stores in and around Ventura, California, under the name

     "Video Tyme." The purchase price consisted of 350,000 shares of Video City Common Stock, $150,000 in cash, and the assumption of certain debt. Pursuant to the Merger Agreement, Video City paid off approximately $741,000 of existing indebtedness owed to three creditors of Old Republic Entertainment.

          Sulpizio One, Inc. Sulpizio One, Inc. ("Sulpizio One") owns and operates four stores in Lancaster, Santa Barbara, and Los Banos, California. The purchase price consisted of 100,000 shares of Video City Common Stock plus the assumption of all liabilities including the amounts owing to Rentrak Corporation. See "--Recent Developments--Restructured Agreement With Rentrak." For more than three years prior to this acquisition, these stores were managed by Video City under a management agreement and operated under the name "Video City."

     Sale of Film Library. Concurrent with the five acquisitions, Video City sold the rights to its library of 47 feature films and other properties and related accounts receivable to an entity owned and controlled by Stephen C. Lehman, a member of Video City's board of directors, for $1,350,000 in cash.
The film library is stated at the net realizable value at January 31, 1998. The library was the principal asset of Prism, prior to the merger in January 1997 of Lee Video City and Prism. As a result of the sale of the film library, the Company is now engaged exclusively in the operation of its retail video sale and rental stores. Under the agreement by which Video City sold its film rights, Video City has a right to buy back the film library at any time through February 4, 1999 at escalating prices ranging from $1,650,000 to $1,850,000, less amounts actually received and collected by the buyer on account of the accounts receivable or other exploitation of the film library; Video City would not exercise this right unless it expects to be able to resell the film library at a profit, since management no longer intends to remain in the film production or distribution business.

     New Credit Facility. Concurrently, the Company and its five newly acquired subsidiaries entered into a $7,500,000 Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA"), secured by all of the assets of the Company. Of these funds, $5,700,000 has been or may be used to pay the cash portion of the acquisition purchase prices, to repay other existing indebtedness of Video City, to repay certain existing indebtedness of the acquired companies, and to provide inventory financing and working capital for the expanded retail operation of the combined companies. The remaining $1,800,000 of the credit facility may only be used to finance future acquisitions.

     The credit facility consists of (i) a revolving loan equal to the lesser of $500,000 or 65% of the value of eligible inventory held for sale; (ii) a five-year loan in the initial principal amount of $3,465,000, providing for monthly payments of interest only until maturity, provided that an annual appraisal of eligible rental video tape and game inventory shall be made and principal must be paid if and to the extent it exceeds 50% of the orderly liquidation value of such inventory; (iii) a five-year loan in the initial principal amount of $1,735,000, providing for 60 equal monthly installments of principal, together with interest, provided that an annual appraisal of eligible rental video tape and game inventory shall be made and principal must be paid if and to the extent it exceeds 25% of the orderly liquidation value of such inventory; and (iv) one or more loans to be made in the future in amounts not to exceed 75% of the value of eligible rental video tape and game inventory acquired by the Company in future retail store acquisitions and approved by FINOVA in its discretion, provided that the aggregate principal amount of such loans shall not exceed the lesser of (a) $7,000,000 less the aggregate outstanding principal balance of the loans referred to in clauses (ii) and (iii) of this paragraph, or (b) 75% of such rental video tape and game inventory as appraised annually, such loans to provide for equal monthly payments of principal based on a 15-year amortization of the original principal amount, plus interest, with the entire principal balance due in March 2001. The interest rate on all of these loans shall be at a per annum rate of 2.75% in excess of the prime rate of Citibank, N.A., from time to time. In addition, the Company is obligated to pay various closing, monthly and annual fees. As part of the new credit facility, Video City issued to FINOVA a warrant which gives FINOVA the right either (i) to require

Video City to repurchase the warrant for $600,000 at any time commencing March 25, 2001 and expiring March 25, 2005, or (ii) to purchase 520,720 shares of Video City Common Stock at a price of $.01 per share but only if, prior to March 25, 2005, the ownership of the Company's outstanding Common Stock by Robert Y. Lee, the Company's Chairman of the Board and Chief Executive Officer, decreases to 10% or less, or the Company makes a public offering of shares of its Common Stock, or the Company terminates the Loan and Security Agreement with FINOVA, or the Company recapitalizes, refinances, reorganizes, or sells substantially all of its assets.

     Restructured Agreement With Rentrak. Concurrent with the acquisitions, the Company also entered into a restructured debt agreement with Rentrak Corporation ("Rentrak"), a major lessor of videocassettes under a revenue sharing arrangement. Prior to the acquisitions, Video City and Sulpizio One (one of the acquired companies) were parties to such arrangements with Rentrak. With the expanded group of stores, management expects to increase its leasing of videocassettes from Rentrak. As part of the restructuring, Rentrak agreed to accept 194,950 shares of Video City Common Stock in settlement of a lawsuit Rentrak had previously filed against Adventures in Video (one of the acquired companies), and 470,162 shares of Video City Common Stock in satisfaction of indebtedness owed to Rentrak by Sulpizio One. As part of the restructured debt agreement, Rentrak also agreed to a deferral of certain amounts owed to it by Sulpizio One and Video City, and obtained a security interest in the assets of Video City to secure such amounts. Rentrak also released Robert Y. Lee, the Company's Chairman of the Board and Chief Executive Officer, from personal guaranties of Video City's indebtedness that Mr. Lee had previously given.

     Other Consequences of Transactions. As a result of the recent transactions described above, Video City had a total of 11,589,039 shares of its Common Stock outstanding as of April 20, 1998; this figure does not include any remaining shares that may be issued in the Leptis Magna acquisition or the 532,500 contingent shares that may be issued in connection with the acquisitions of Adventures in Video and KDDJ. The Company used the proceeds of the sale of the film library and approximately $24,000 of additional funds to pay off all amounts owing to Imperial Bank, which was the principal creditor of Prism prior to the January 1997 merger. Video City used $1,500,000 of the FINOVA credit facility to pay off a term loan owing to Ingram Entertainment Corporation and $885,000 of such credit facility to pay off indebtedness owing to the California Board of Equalization arising from sales tax liability incurred by Prism before the January 1997 merger.

INDUSTRY OVERVIEW

     Video Retail Industry. According to Paul Kagan Associates, Inc. ("Paul Kagan"), a video industry analyst, the United States video rental and sales industry grew from $9.8 billion in revenue in 1990 to approximately $15.6 billion in 1996, and is expected to reach nearly $21.1 billion by 2006. Paul Kagan estimates that in 1997 consumers rented approximately 3 billion videos and purchased more than 600 million videos.

     The video retail industry is highly fragmented and in recent years has been characterized by increased consolidation as larger "superstore" (video store that carries more than 7,500 units for rental or sale) chains have continued to increase market share by opening new stores and acquiring smaller, local operators. According to the Video Software Dealers Association, a video retailing industry association, the number of video specialty stores has decreased from 31,500 in 1990 to 27,000 in 1996. The Company believes approximately 7,200 of the remaining stores were superstores, including approximately 3,700 stores owned by the Blockbuster Entertainment division of Viacom, Inc. ("Blockbuster"). The Company believes this consolidation will continue as the video retail industry evolves from "mom-and-pop" stores to regional and national superstore chains, fueled by the competitive impact of superstores on smaller retailers, the need for enhanced access to working capital and efficiencies of scale offered by such superstore chains.

     Movie Studio Dependence on Video Retailing. According to Paul Kagan, the video retail industry is the single largest source of domestic revenue to movie studios and represented approximately $4.5 billion, or 45%, of the $9.9 billion of estimated domestic studio revenue in 1996. Of the many movies produced and released by the major studios each year in the United States, relatively few are profitable for the movie studios based on box office receipts alone. The Company believes the consumer is more likely to view "non-hit" movies on rented videocassette than in any other medium because video retail stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of new releases. As a result, video retail stores, including those operated by the Company, purchase movies on videocassette regardless of whether the movies were successful at the box office, thus providing the major movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, the Company believes movie studios are highly motivated to protect this unique and significant source of revenue.

     Rentals versus Sales. Although the video retail industry includes both rentals and sales, the consumer market for prerecorded videocassettes has been primarily comprised of rentals. By setting the wholesale prices, movie studios influence the relative levels of videocassette rentals versus sales. Videocassettes released at a relatively high price, typically $60 to $70, are purchased by video specialty stores and are promoted primarily as rental titles. Videocassettes released at a relatively low price, typically $5 to $24 ("sell-through titles"), are purchased by video specialty stores and are generally promoted as both rental and sale titles. In general, movie studios attempt to maximize total revenue from videocassette releases by combining the release of most titles at a high price point to encourage purchase for the rental market, with the release of a relatively few major hits or animated children's classics at sell-through pricing to encourage purchase directly by the consumer at retail. Video specialty stores will purchase sell-through titles for both the rental market and for retail sale. Titles released at a high price are re-released at a lower price six months to one year after the initial release to promote sales directly to consumers.

BUSINESS STRATEGY

     Superstore Format. The Company focuses on acquiring, building and operating video retail superstores. The Company believes a superstore (generally defined as a retail video store that carries more than 7,500 units for rental or sale) is the most commercially viable format for video stores at most locations. The broader selection of titles and greater availability of popular new releases of a superstore generate enough customer traffic to make it economically viable to lease optimal locations that may demand higher lease rates. Because many store operating expenses, including labor costs, are substantially fixed regardless of the size of a store, operating expenses are proportionately lower in the larger superstore format as compared to a smaller store.

     Selection, Availability and Customer Service. The Company's goal is to offer a more complete selection and greater availability of popular new releases in an effort to be the customers' preferred store. The Company believes that certain of the Company's promotional strategies such as the periodic guaranteeing of the availability of a popular new release at its stores have been successful in attracting and retaining its customers. The Company permits its customers to return a videocassette to any of its other store locations and hence provides a convenience not available in other video store chains. In addition, the Company's goal is to place great emphasis on offering its customers excellent service to encourage repeat visits. The Company uses demographic and historical rental data to determine the selection and quantity of videos that will best meet the demands of customers in particular regions or neighborhoods.

     Centralized Real-Time Management. All of the stores' point-of-sale system is directly connected to the Company's centralized management information system through the Internet to provide real-time communication and feedback from them to the Company's headquarters in Bakersfield, California. Such system allows real-time monitoring of sales and inventory, and allows the Company to actively manage its new videocassette purchases and monitor customer demand. The Company periodically redistributes its inventory of videocassettes among its stores to fulfill customer demand without making excessive purchases of popular titles.

     Presence in Secondary Markets. In the secondary markets in which the Company operates, many of the Company's competitors generally consist of single stores having a narrower selection of titles, smaller advertising budgets and generally offering fewer copies of new releases than the Company's superstores. The Company's goal is to establish its superstores as the dominant retailer in these secondary markets.

     Store Location and Marketing. Most of the Company's superstores are located in high traffic areas providing high visibility and easy access for its customers. The Company advertises through local television, radio, newspaper and direct mail, and promotes its products through various special programs.

GROWTH STRATEGY

     Development Program. In many regions, the Company believes there are significant opportunities to grow through internal development and the opening of new stores. Such internal growth will be the means of expansion in attractive market areas where there are no strong acquisition candidates and where good locations are still available. Before the recent acquisitions completed in March 1998, the opening of new stores has fueled most of the Company's growth. The Company has selected suitable locations, negotiated reasonable leases with the property owners, retained contractors to remodel the interior of the stores into the Company's superstore format, hired and trained store employees, advertised the stores within their trade area, and opened the stores for business.

     Acquisitions. The Company believes the highly fragmented nature of its industry presents the opportunity to acquire strategically located chains that are market share leaders in their trade areas. As part of the Company's acquisition strategy the Company acquired 29 video stores through the acquisition of five companies in March 1998. Of the 29 video stores acquired, 13 stores are located in the greater Minneapolis metropolitan area, five stores are located in the greater Denver metropolitan area, four stores are located in Ventura County, California, three stores are located in San Francisco, California, and four stores are located in Lancaster, Santa Barbara, and Los Banos, California. See "--Recent Developments" and "--Store Operations and Locations." The Company believes that acquiring such clusters of stores can be the most cost-effective means of entering an area, particularly where the acquired chain already occupies desirable locations. The purchase of an existing chain enables the Company to immediately utilize the assets of the acquired chain and thus to have an immediate revenue stream. Also, existing chains have an established customer base that tends to reduce the Company's advertising expenses. Through a combination of volume purchase discounts, larger advertising credits, more efficient inventory management and centralized management, the Company believes it is generally able to operate these acquired stores more profitably than their prior owners, who were typically single store or small chain operators. The Company anticipates opening additional stores as necessary to fill in the market areas of the acquired video chains so that operating efficiencies can be maximized.

     Future store acquisitions, if any, will be pursued as attractive opportunities become available. Such acquisitions will be based upon location, quality of operations and financial criteria as determined by the Company to be consistent with its growth strategy. In future acquisitions, the Company anticipates that some of the owners and key personnel will be employed by the Company.

     Geographic Concentration. The Company's strategy is to concentrate its expansion, whether through new store development or acquisitions, in a particular geographic area to maximize operating efficiencies. The Company believes that geographic concentration allows the Company to achieve operating efficiencies in inventory management, marketing and advertising, distribution, training and store supervision. Although the Company is not currently targeting any particular geographic area for expansion, the Company's strategy is to move into a new geographic area if there exists an opportunity to realize certain levels of revenues and cash flow from that particular market.

     New Products. In recent years, the Company began renting video game cartridges and discs, and selling videocassettes, thus generating additional revenue. The Company anticipates that there will be future new products and technological innovations, such as digital video discs, that will result in new product lines, creating new revenue sources for the Company.

     The Company's growth is dependent on a number of factors, including its ability to hire, train and assimilate management and store-level employees, the adequacy of the Company's financial resources, the Company's ability to successfully compete in the new markets, to locate suitable store sites, to negotiate acceptable lease terms, to adapt its purchasing, management information and other systems to accommodate expanded operations and to assimilate the new operations into the existing operations of the Company.

     There is no assurance that the Company will be able to achieve continued growth or that the Company will be profitable as a result of such growth. Continued growth will place increasing pressure on the Company's management. A failure to manage successfully its planned growth would adversely affect the Company's business. There is also no assurance that the Company's newly developed or acquired stores will achieve sales and profitability comparable to the Company's existing stores. See "--Special Considerations--Growth Strategy."

PRODUCTS

     Videocassette Rental. The Company's primary revenue source is from the rental of videocassettes. Each of the Company's stores currently offers from 6,000 to 14,000 videocassettes consisting of from 4,000 to 8,000 different titles. New release videocassettes (videos within one year from release date) are displayed in the prominent "New Release" section and are organized alphabetically by title. Other videocassettes are displayed alphabetically by title within categories such as "Action," "Comedy" and "Drama." The Company seeks to be known within its markets as the chain with the most new releases. Promotional strategies that the Company believes have been highly successful include (i) the limited time guarantee of the availability of a popular new release, (ii) allowing customers to reserve certain video titles up to one week in advance, and (iii) allowing customers to rent and return videocassettes at any of the Company's stores.

     Videocassette Sales. The Company offers new and previously viewed videocassettes for sale. Previously viewed videocassettes are pulled from the shelves several weeks after the release date depending on customer demand and are sold to customers at a discount price.

     Video Games. Each of the Company's stores offers from 300 to 1,000 video game cartridges, consisting of 250 to 500 different titles. Revenues generated from game cartridges were on a continuous upward trend from 1992 to 1995. A decline in video game rentals began in 1995 and continued through 1996 due to consumer confusion on the direction of new hardware and formats. Video game rentals improved in 1997 based on consolidation of formats by the major suppliers. The Company anticipates growth of its video game business and broadening its selection of game cartridges to include successful new formats as they become available and grow in popularity.

     Other Products. In addition to videocassette rentals and sales and video game rentals, the Company's stores also rent videocassette players, video game players, digital video discs, laser discs and audio books in selected stores and sell a variety of video accessories and confectionery items.

STORE OPERATIONS AND LOCATIONS

     The Company's stores range in size from 2,500 square feet to 15,000 square feet and offer between 6,000 to 14,000 videocassettes consisting of from 4,000 to 8,000 different titles. The Company's superstores feature television monitors showing movie previews and promotions of coming attractions and displays posters and stand-up displays promoting movie titles. The Company's stores are open 365 days a year from 10:00 a.m. to 11:00 p.m.

     The Company's management has substantial experience in the video retail industry, including specific expertise in the various geographical areas in which the Company operates its stores. The Company's management actively monitors the inventory, pricing and rental period of movie titles through its real-time management information system. The new release inventory is actively managed, including the redistribution of certain copies to other stores to meet greater demand. The Company does not consider backlog meaningful to its business.

     The following table provides the number of stores in each of the metropolitan areas in which the Company owned and operated retail video stores as of January 31, 1998, and the number of stores in each of the metropolitan areas and the operating names for the additional stores acquired on March 25, 1998:

                 Metropolitan Area                     Number of Stores   Operating Name
----------------------------------------------------   ----------------   ---------------
Stores owned and operated as of January 31, 1998:
------------------------------------------------
    Bakersfield, California                                   12            Video City
    Fresno, California                                         3            Video City
    Lancaster/Palmdale, California                             1            Video City
    Santa Barbara, California                                  1            Video City
    Santa Maria, California                                    1            Video City
                                                              --
                                                              18
Additional stores acquired on March 25, 1998:
--------------------------------------------
    Lancaster/Palmdale, California                             2            Video City
    Salinas, California                                        1            Video City
    Los Banos, California                                      1            Video City
    Minneapolis/St. Paul, Minnesota                           13            Adventures in
                                                                            Video
    San Francisco, California                                  3            Movie Magic
    Denver, Colorado                                           5            Video Unlimited
    Ventura, California                                        4            Video Tyme
                                                              --
                                                              29
                                                              ==
                                      Total                   47

     The two stores operated by the Company under management agreements are located in Clovis and Bakersfield, California.

SUPPLIERS

     The Company has supply agreements with its two major suppliers, Ingram Entertainment ("Ingram") and Rentrak Corporation. The agreement with Ingram requires the Company to purchase, under certain conditions, approximately 80% of its yearly requirements for the video rental, video sell-through, and video game products. As a result of the Company's rapid expansion in 1993 and 1994, the Company's purchases from Ingram caused the Company's accounts payable to Ingram to reach nearly seven million dollars by August 1994. In February 1995, $7.1 million of accounts payable to Ingram were converted to a Senior Secured Note due December 31, 2000, pursuant to an agreement with Ingram which contained numerous restrictive covenants which, among other things, limited the Company's ability to finance the opening of additional stores. In June 1996, in connection with the sale by the Company of 11 stores, the Company reduced its debt to Ingram by $3.1 million. Upon effectiveness of the merger with Prism, Ingram converted $3.0 million of debt to Common Stock of the Company, and the Company entered into a new loan agreement with Ingram containing substantially less restrictive covenants for the remaining debt of approximately $1.5 million. This remaining debt was repaid on March 25, 1998.

     Pursuant to a revenue sharing agreement with Rentrak, the Company is obligated to pay Rentrak revenue sharing and handling fee payments that are equal to on an annual basis at least 10% of total gross rental revenues. See "--Recent Developments--Restructured Agreement with Rentrak." The Ingram supply agreement expires on June 30, 2001 unless terminated earlier by Ingram, and the Rentrak revenue sharing agreement expires on May 31, 2016.

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

INVENTORY MANAGEMENT AND MANAGEMENT INFORMATION SYSTEMS

     Inventory Management. The Company maintains an extensive inventory control system to assist management in decisions involving purchase, distribution and disposition of videocassettes and game cartridges. Each videocassette and game cartridge is placed in a clear protective case which is affixed with a magnetic security device and an optical bar code. The Company conducts physical inventories on a quarterly basis. The inventory of videocassettes is redistributed among the various store locations based on demand at certain locations.

     Management Information Systems. It is critically important in video retailing to have accurate and timely information relating to videocassette rentals and sales, individual title performance, customer demographics, shrinkage, overdue rentals and various other financial and operational data. Video City began development of a sophisticated management information system in early 1992 and fully implemented its system in all superstores by mid-1994.
Each superstore uses a point-of-sale system ("POS") where all rental and sales transactions are recorded using scanned bar code information. The management information system electronically communicates real-time data from the POS system of all of the Company's stores and makes the daily sales, inventory and other data immediately available to the Company's management. The Company then uses the data to manage inventory and monitor customer demand and rental trends to maximize each store's profitability. The data also provides individual customer and demographic information which is used for direct marketing to these customers, and is also used for audit and loss prevention purposes. This POS system is a sophisticated and complete system that can be quickly implemented in new stores due to standard file layouts and thorough documented procedures for training and staff utilization. The Company has completed the implementation of the POS system at each of the 29 stores it acquired in March 1998 and believes that the Company's POS system can be implemented to support 200 or more locations.

     Each of the Company's stores' POS system is linked via the Internet to a central office computer enabling all product and customer data to be shared real-time. This sharing allows product to be rented from one store and returned to another while tracking the product through the system. The Company believes it is the only major chain of superstores that actively uses the real-time sharing so customers can rent and return at any location, and has successfully promoted it to gain market share. The "linked" capability also allows stores to locate rental and sale items which may not be available at one location but are available at another location.

     The Company has and will continue to make certain investments in its software systems and applications to address any problems the Company may encounter as a result of the year 2000 on the processing of date-sensitive information. The financial impact to the Company of addressing such problems has not been and is not anticipated to be material to its financial position or results of operations.

MARKETING AND ADVERTISING

     The Company advertises through television, radio, newspaper and direct mail. Suppliers and movie studios provide advertising credits and market development funds for certain movie titles that the Company uses to purchase the television, radio, and newspaper advertising. Although there can be no assurance, the Company believes that its suppliers and the movie studios will continue to provide funds for the Company's advertising expenditures through advertising credits and market development funds. In addition, the Company benefits from the advertising and marketing by studios and theaters in connection with their efforts to promote specific videos and films. The Company's advertising emphasizes signature attributes such as movie reservations, rent and return at any location, membership good at all locations, and guaranteed availability of certain key new releases. The Company believes that these promotional marketing strategies have helped increase market share and customer loyalty.

COMPETITION

     The video retail industry is highly competitive. The Company competes with other local, regional and national chains, such as Blockbuster and Hollywood Entertainment Corporation, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order companies and other retailers. Some of the Company's competitors have significantly greater financial and marketing resources and name recognition, although the Company is generally the largest or second largest video retailer in most of its geographic markets.

     The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of popular titles available, customer service, and, to a lesser extent, pricing. Approximately fifty percent of the Company's stores compete directly with stores operated by Blockbuster, many in very close proximity. As a result of direct competition with Blockbuster and others, rental pricing of videocassettes and greater availability of popular releases may become a more significant competitive factor in the Company's business, which could have an adverse impact on the results of operations of the Company. The Company believes it generally offers more titles and more copies of popular titles than many of its competitors.

     The Company also competes with cable television, satellite and pay-per-view, in which subscribers pay a fee to see a movie selected by the subscriber. Existing pay-per-view services offer a limited number of channels and movies and are only available to households with a direct broadcast satellite or a cable converter to unscramble incoming signals. Recent technological developments could permit cable companies, direct broadcast satellite companies, telephone companies, and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies to consumers on demand. Certain cable and other telecommunications companies have tested "video on demand" service in some markets. Video on demand service would allow a viewer to pause, rewind and fast forward movies. Based upon publicly available information, the Company believes these tests have been unsuccessful. The Company also believes movie studios have a strong interest in maintaining a viable movie rental business because the sale of videocassettes to video retail stores represents the studio's largest source of revenue. As a result, the Company believes movie studios will continue to make movie titles available to cable television and other distribution channels only after the revenue has been derived from the sale of videocassettes to video stores. Substantial technological developments will be necessary in order for pay-per-view to match the low price, viewing convenience and selection available through video rental.

SEASONALITY

     The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

SERVICE MARKS

     The Company owns a United States federal registration for its service mark "Video City." The Company considers its service mark to be important to its continued success.

EMPLOYEES

     As of January 31, 1998 the Company had approximately 216 employees of whom approximately 194 were located at the retail stores and the remainder were at the Company's corporate administrative office. Due to recent acquisitions, as of April 20, 1998, the Company had approximately 466 employees of whom approximately 439 were located at the retail stores and the remainder were at the Company's corporate administrative office. The Company is not currently a party to any collective bargaining agreements. The Company believes that its relationships with its employees are generally good.

                            SPECIAL CONSIDERATIONS

     In addition to the other information set forth in this Annual Report, persons who may own or intend to own securities of the Company should carefully consider the following special considerations:

GROWTH STRATEGY

     The Company's long-term strategy is to grow primarily through acquisitions of existing stores and secondarily through new store openings. The successful acquisition of existing stores and opening of new stores depends on numerous conditions, some of which are described below, and requires significant amounts of capital and other resources. In the past, the Company's growth strategy has been funded through proceeds from bank debt, seller financing, cash from operations and use of the Company's common stock as acquisition consideration. The Company currently intends to finance future acquisitions and new store openings with funds from borrowings, including the credit facility recently established with FINOVA, through assumption of liabilities by the Company and net proceeds from the sale of debt or equity financing. There can be no assurance that these and other sources of capital will be available to the Company in the future in order for the Company to pursue its growth strategy.

     The Company's growth is dependent on a number of factors, including its ability to hire, train and assimilate management and store-level employees, the adequacy of the Company's financial resources, the Company's ability to successfully compete in the new markets, to locate suitable store sites, to negotiate acceptable lease terms, to adapt its purchasing, management information and other systems to accommodate expanded operations and to assimilate the new operations into the existing operations of the Company.

     There can be no assurance that the Company will be able to achieve continued growth or that the Company will be profitable as a result of such growth. Continued growth will place increasing pressure on the Company's management. The failure to manage successfully its planned growth would adversely affect the Company's business. There can be no assurance that the Company's newly developed or acquired stores will achieve sales and profitability comparable to the Company's existing stores.

ACQUISITIONS

     The Company's ability to grow through acquisitions and operate the acquired stores at the desired levels of sales and profitability depends on many factors, including the Company's ability to identify new markets in which to successfully compete, the availability of suitable acquisition candidates at prices that the Company considers reasonable, the Company's ability to integrate the acquired stores into the Company's existing operations and the Company's ability to manage the expansion into the new markets. Certain of the Company's larger, better-capitalized competitors may seek to acquire some of the same video specialty stores that the Company seeks to acquire. Such competition for acquisitions would be likely to increase acquisition prices and related costs and result in fewer acquisition opportunities, which could have a material adverse effect on the Company's growth. Moreover, there can be no assurance that the Company will be able to fully integrate the acquired stores' systems into the Company's existing systems and procedures, or that once integrated, the Company's acquired stores will achieve levels of revenues or profitability comparable to those achieved by the Company's existing operations, or otherwise perform as expected. The inability of the Company's acquired stores to achieve the level of revenues and cash flow desired by the Company will have a material adverse effect on the Company's financial condition and results of operations.

NEW STORE OPENINGS

     The Company's growth through new store openings depends on the Company's ability to identify suitable store sites, its ability to compete effectively against competitors for such sites, its ability to negotiate satisfactory leases and implement cost-effective development plans for such new stores and its ability to hire, train and assimilate new store managers and other personnel. There can be no assurance that the Company can successfully pursue its growth strategy through new store openings or that any of the Company's future new stores will achieve levels of revenues or profitability comparable to those achieved by the Company's existing stores.

ABILITY TO MANAGE GROWTH

     The Company is currently experiencing a period of rapid growth and expansion. The Company acquired 29 of its 47 video stores in March 1998 and may consummate additional acquisitions in the future. Such growth and expansion has placed and will continue to place a significant strain on the Company's management, services and support operations, administrative personnel and other resources. The Company's ability to manage such growth effectively will require the Company to continue to improve its operational, management and financial systems and controls and to hire, train, motivate and manage its employees. In addition, the Company may be unable to retain or hire the necessary personnel or acquire other resources necessary to service such growth adequately. There can be no assurance that the Company will be able to effectively manage this rapid growth and expansion. The inability of the Company to effectively manage its growth and expansion may have a material adverse effect on the Company's business and results of operations.

COMPETITION AND TECHNOLOGICAL OBSOLESCENCE

     The video retail industry is highly competitive. The Company competes with other local, regional and national chains, such as Blockbuster and Hollywood Entertainment Corporation, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order companies and other retailers. Some of the Company's competitors have significantly greater financial and marketing resources and name recognition, although the Company is generally the largest or second largest video retailer in most of its geographic markets.

     The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of popular titles available, customer service, and, to a lesser extent, pricing. Approximately fifty percent of the Company's stores compete directly with stores operated by Blockbuster, many in very close proximity. As a result of direct competition with Blockbuster and others, rental pricing of videocassettes and greater availability of popular releases may become a more significant competitive factor in the Company's business, which could have an adverse impact on the results of operations of the Company. Although the Company believes it generally offers more titles and more copies of popular titles than many of its competitors, the Company's inability to compete successfully will have a material adverse effect on its financial condition and results of operations.

     The Company also competes with cable television, satellite and pay-per-view, in which subscribers pay a fee to see a movie selected by the subscriber. Existing pay-per-view services offer a limited number of channels and movies and are only available to households with a direct broadcast satellite or a cable converter to unscramble incoming signals. Recent technological developments could permit cable companies, direct broadcast satellite companies, telephone companies, and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies to consumers on demand. Certain cable and other telecommunications companies have tested "video on demand" service in some markets. Video on demand service would allow a viewer to pause, rewind and fast forward movies. Based upon publicly available information, the Company believes these tests have been unsuccessful. However, technological advances or changes in the manner in which movies are marketed, including in particular the earlier release of movie titles to pay-per-view, including direct broadcast satellite, cable television or other distribution channels, could make these technologies more attractive and economical, which could have a material adverse effect on the business of the Company. See "--Competition."

FLUCTUATIONS IN OPERATING RESULTS

     The Company has experienced in the past, and may continue to experience in the future, fluctuations in its operating results. Future operating results may be affected by many factors, including the performance of new or acquired stores, the quality and number of new release titles available for rental and sale and the expense associated with the acquisition of new release titles, one-time charges associated with acquisitions or other events, changes in comparable store revenue, additional and existing competition, marketing and advertising programs, weather, special or unusual events, seasonality and other factors that may affect retailers in general. See "--Seasonality." No assurance can be given that the Company will have positive earnings in any quarter, or that earnings in any particular quarter will not fall short of either a prior fiscal quarter or investors' expectations.

RELIANCE ON CERTAIN SUPPLIERS

     The Company either purchases or leases approximately 80% of its supply of new release videos, in the aggregate, from two suppliers, Ingram and Rentrak. If the relationships with Ingram and Rentrak were terminated, the Company believes that it could readily obtain its necessary inventory of videocassette and video games from a number of other suppliers at prices and on terms comparable to those available from Ingram or Rentrak. However, there can be no assurance that any replacement supplier would provide service or payment terms as favorable as those provided by Ingram or Rentrak. Failure to obtain comparable service, support or payment terms from an alternative supplier could have a material adverse effect on the Company's financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company's business and operations are dependent on the continued efforts of Robert Y. Lee, its Chairman of the Board and Chief Executive Officer, and its other executive officers. If any of these individuals become unwilling or unable to continue their employment or association with the Company, or if the Company is unable to attract and retain other skilled employees when needed, the Company's business could be materially, adversely affected. The Company maintains a $5 million key person life insurance policy on Robert Y. Lee.

LACK OF ESTABLISHED PUBLIC TRADING MARKET

     Since February 1998, the Company's Common Stock has traded on a limited basis on the NASD Electronic Bulletin Board and there can be no assurance regarding the future development of a public trading market for the Company's Common Stock. Lack of an established trading market for the Company's Common Stock may have an adverse effect on its prevailing price.

STOCK PRICE VOLATILITY

     In recent years, the stock market has experienced significant price and volume fluctuations. These fluctuations, which are often unrelated to the operating performances of specific companies, have had a substantial effect on the market price of stocks, particularly for many small capitalization companies. Accordingly, the factors described in this Special Considerations section or market conditions in general may cause the market price of the Company's Common Stock to fluctuate, perhaps substantially.

ITEM 2.   PROPERTIES

     All of the Company's stores are leased pursuant to leases with initial terms ranging from three to ten years, with varying option renewal periods. Most of the leases are "triple net" requiring the Company to pay all taxes, insurance, and common area maintenance expenses associated with the properties. See "Business -- Store Operations and Locations."

     The Company leases its corporate headquarters located in Bakersfield, California pursuant to a lease with an initial term expiring January 2000. This facility consists of approximately 16,000 square feet of office space. The Company considers its corporate offices and stores to be generally suitable and adequate for their intended purposes.


ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters to a vote of stockholders during the fourth quarter of the fiscal year ended January 31, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Lee Video City was privately held until its merger with and into Prism on January 8, 1997. Prism's common stock did not have an established public trading market at the time of the merger. Commencing in February 1998, the Company's Common Stock has traded on a limited basis on the NASD Electronic Bulletin Board under the symbol "VDCT." See "Business--General."

     As of April 20, 1998, there were approximately 490 record holders of the Company's Common Stock.

     The Company has not paid cash dividends on its Common Stock since its inception and has no current plans to pay dividends on its Common Stock in the foreseeable future. The Company intends to reinvest future earnings, if any, in the development and expansion of its business. The Company's current credit facility prohibits the payment of dividends. Any future determination to pay dividends will depend upon the Company's combined results of operations, financial condition and capital requirements and such other factors deemed relevant by the Company's Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected historical financial data for the years ended January 31, 1998 and December 31, 1996, 1995, 1994, and 1993 have been derived from the financial statements. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's financial statements and notes thereto.

                                                            One month
                                             Year ended       ended
                                            January 31,    January 31,             Year ended December 31,
                                                1998           1997        1996      1995      1994        1993
                                            ------------   ------------   -------   -------   -------   -----------
                                                                                                        (Unaudited)
                                                     (In thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
  Revenues...............................        10,212         940       11,441    14,151    13,164         6,662
  Operating income (loss)................        (2,423)       (105)        (418)      285      (379)       (1,126)
  Net income (loss)......................        (2,976)       (133)         (43)     (586)   (1,310)       (1,450)
  Net income (loss) per share............         (0.30)      (0.03)       (0.01)    (0.14)    (0.32)        (0.36)
  Weighted average shares used
   in computation........................         9,771       4,569        4,234     4,127     4,080         4,080

OPERATING DATA:
  Number of stores at end of period......            18                       18        29        29            20
  Increase (decrease) in same store
   revenues(1)...........................           4.4%                   (1.2)%    (1.9)%      5.2%          5.4%


                                                              Month
                                             Year ended       ended                Year ended December 31
                                            January 31,    January 31,    -----------------------------------------
                                                1998           1997        1996      1995      1994        1993
                                            ------------   ------------   -------   -------   -------   -----------
                                                                                                        (Unaudited)
                                                     (In thousands, except per share and operating data)
BALANCE SHEET DATA:
  Cash and cash equivalents..............            28        1,247          59       418        93           457
  Videocassette rental inventory.........         2,795        2,127       2,189     3,354     3,523         2,444
  Total assets...........................         6,599       11,080       4,010     7,335     7,705         4,725
  Long-term debt, less current portion...         2,043        3,341       5,804     7,954     9,028         5,827
  Total liabilities......................         7,298        8,844       8,167    11,449    11,458         7,168
  Stockholders' equity (deficit).........          (699)       2,236      (4,157)   (4,114)   (3,753)       (2,443)

_____________

(1) The increase (decrease) in same store revenues compares revenues from stores opened and owned by the Company for twelve full months. (Including relocations)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the Company's financial statements and the related notes thereto and the other financial information included elsewhere in this Annual Report. When used in the following discussions, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in "Business--Special Considerations." Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

OVERVIEW

     Corporate History. Lee Video City opened its first video superstore in 1990. The Company owned and operated 29 superstores from the end of 1994 until June 1996 when it sold its eleven stores outside of California. The eleven stores were sold to reduce debt and restructure Lee Video City's operations by focusing its attention on the "core stores" in California. On January 8, 1997, Lee Video City merged with and into Prism. Prism had been engaged in the in-house production of theatrical and television films and other programming for distribution to the home video, pay and basic cable, network television and syndication, and theatrical markets worldwide. Prism also acquired from third parties rights to such programming, primarily for distribution to the home video market. Upon consummation of the merger, the surviving Delaware corporation changed its name to "Video City, Inc." See "Business--General." Prior to the merger, Lee Video City's fiscal year ended on December 31. After the merger, the Company retained Prism's year-end of January 31.

     General Business. The Company's revenue consists primarily of rental revenue and product sales revenue. Rental revenue includes revenue from rentals of videos, video games, video players and video game machines and extended viewing fees. Product sales revenue are derived from sales of new and used videocassettes, including excess rental inventory, concessions and accessory items.

     Operating costs and expenses include operating expenses, cost of product sales, and general and administrative expenses. Operating expenses consist of amortization of videos purchased for rental, fees and lease expenses for leased videos and all store expenses, including occupancy, payroll, store opening expenses and direct store advertising and promotion expenses.

     Videocassette rental inventory, which includes video games, is recorded at cost and amortized over its estimated economic life with a salvage value of $6 per videocassette. Videocassettes that are considered base stock are amortized over 36 months on a straight-line basis. Purchases of new release videocassettes and video games are amortized whereby the tenth and any succeeding copies of each title per store are amortized over 9 months on an accelerated basis; the fourth through ninth copies of each title per store are amortized over 36 months on an accelerated basis; and copies one through three of each title per store are amortized as base stock.

     Certain videocassettes in the rental inventory are leased under a Revenue Sharing Agreement with Rentrak Corporation. Under its agreement with Rentrak, pursuant to which the Company leases videos for rental to its customers, the Company pays a handling fee of $8.30 for each videocassette. During the revenue sharing period, which is one year, the movie studio that supplies the video to Rentrak owns the video, and Rentrak and the Company on a predetermined basis share the rental revenues. The Company may also sell excess copies of a video title and share the sale proceeds with Rentrak on a predetermined basis. At the end of the revenue sharing period for a video title, the Company may purchase remaining copies of that title generally for less than $5 per copy. The handling fee per video is amortized on a straight-line basis over the revenue sharing period, and revenue sharing payments are expensed when incurred.

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

                                            Twelve Months
                                                Ended
                                             January 31,      Twelve Months Ended December 31,
                                            --------------   ----------------------------------
                                                 1998              1996              1995
                                            --------------   ----------------   ---------------
Rental revenues and product sales                   100.0%             100.0%            100.0%
Operating costs and expenses:
 Store operating expenses                            43.7%              55.9%             48.4%
 Amortization of videocassette rental
  Inventory                                          18.9%              17.4%             14.3%
 Cost of product sales                                7.5%              13.6%             12.6%
 Cost of leased product                               4.1%               4.9%              7.7%
 General and administrative                          19.9%              12.0%             15.1%
 Nonrecurring writedown of Film
  Library"                                           29.7%
   Total                                            123.7%             103.7%             98.0%
Operating income (loss)                            (23.7)%             (3.7)%              2.0%
Non-operating expenses                                5.4%               3.3%            (6.2)%
Loss before income taxes                           (29.1)%             (0.4)%            (4.1)%
Number of stores open at end of period                 18                 18                29


YEAR ENDED JANUARY 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues. Revenues for the fiscal year ended January 31, 1998 ("fiscal 1998") decreased $1,229,000 or 10.7%, to $10,212,000 compared to $11,441,000 for the fiscal year ended December 31, 1996 ("fiscal 1996"). The decreased revenues were primarily attributable to the inclusion in fiscal 1996 of the eleven stores sold by the Company in June 1996. Same store revenues increased 4.4% in fiscal 1998, which was attributable to the addition of new sell-through products and the strategic relocation of three stores.

     Amortization of Videocassette Rental Inventory. Amortization of videocassette rental inventory for fiscal 1998 decreased $59,000 or 3.0%, to $1,928,000, compared to $1,987,000 for fiscal 1996. Amortization of videocassette rental inventory as a percentage of total revenue was 18.9% in fiscal 1998 compared to 17.4% in fiscal 1996. The increase as a percentage of total revenue was due to a higher proportion of purchased videocassettes versus leased videocassettes in fiscal 1998 compared to fiscal 1996, and an increased number of "hit" videocassettes purchased for each location, offset partially by the change in amortization method to allow for a $6 salvage value.

     Cost of Product Sales. The cost of product sales as a percentage of total revenue decreased to 7.5% for fiscal 1998 compared to 13.6% for fiscal 1996. This decrease was primarily due to the Company increasing its sales of new videocassettes and accessories for fiscal 1998 as compared to fiscal 1996, which provided an improvement in the margins, and a return to normal holding periods for previously viewed tapes resulting in a lower net book value at time of sale.

     Cost of Leased Product. Cost of leased product for fiscal 1998 decreased $137,000, or 24.6%, to $419,000 compared to $556,000 for fiscal 1996. The decrease was primarily attributable to the inclusion in fiscal 1996 of the eleven stores sold by the Company in June 1996. Cost of leased product as a percentage of total revenue was 4.1% in fiscal 1998 compared to 4.9% in fiscal 1996. The decrease as a percentage of total revenue was due to the lower proportion of leased videocassettes versus purchased videocassettes in fiscal 1998 compared to fiscal 1996.

     Store Operating Expenses. Store operating expenses for fiscal 1998 decreased $1,931,000, or 30.2%, to $4,460,000 compared to $6,391,000 for fiscal
1996. The decrease was primarily attributable to the inclusion in fiscal 1996 of the 11 stores sold by the Company in June 1996. Store operating expenses as a percentage of total revenues were 43.7% for fiscal 1998 compared to 55.9% for fiscal 1996 due primarily to higher personnel costs and the payment of settlement fees of $380,000 to landlords for the termination of two occupancy leases related to the relocation of stores in fiscal 1996.

     General and Administrative. General and administrative expenses for fiscal 1998 increased $667,000, or 48.8%, to $2,035,000 compared to $1,368,000 for fiscal 1996. General and administrative expenses as a percentage of total revenue were 19.9% in fiscal 1998 compared to 12.0% in fiscal 1996. The increase was attributable to the professional services associated with the merger with Prism Entertainment Corporation and the incremental cost of hiring two management employees of Prism Entertainment Corporation following the merger.

     Nonrecurring Writedown of Film Library. During the fourth quarter of fiscal 1998, management decided to dispose of the film library in order to concentrate the company's business on the ownership and operation of video specialty stores. The film library was written down by $3,030,000 to reflect its net realizable value at January 31, 1998.

     Gain on Disposition of Assets. The gain on disposition of assets in fiscal 1996 is primarily related to the sale of eleven stores outside of California in June 1996.

     Interest Expense. Net interest expense decreased $139,000, or 20.1%, to $552,000 for fiscal 1998 compared to $692,000 for fiscal 1996. The decrease in interest expenses was due to the conversion of debt to equity in January 1997 of approximately $3,850,000 and paydown of approximately $2,000,000 primarily through collection of accounts receivable, partially offset by the assumption by the Company of the note payable to Imperial Bank in the amount of $3,066,000 in January 1997.

     Other. Other (income) expense of $17,000 in income in fiscal 1996 was attributable to miscellaneous non-operating royalties.

     Income Taxes. The Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no benefit is recognized due to the valuation allowance on the net deferred tax asset. A full valuation allowance has been established as the Company cannot determine that it is more likely than not that the deferred tax asset will be realized.

ONE MONTH ENDED JANUARY 31, 1997 COMPARED TO ONE MONTH ENDED JANUARY 31, 1996

     Revenues. Revenue for the one month ended January 31, 1997 decreased $145,000, or 13.4%, to $940,000 compared to $1,085,000 for the one month ended January 31, 1996. The reason for the decrease was the sale of the eleven stores by the Company in June 1996. Same store revenue, however, for the one month ended January 31, 1997 was up $131,000, or 19.2%, compared to the one month ended January 31, 1996.

     Amortization of Videocassette Rental Inventory. Amortization of videocassette rental inventory for the one month ended January 31, 1997 decreased $18,000, or 14.0%, to $111,000 compared to $129,000 for the one month ended January 31, 1996. The primary reason for the decrease was the sale of eleven stores by the Company in June 1996.

     Cost of Product Sales. Cost of product sales for the one month ended January 31, 1997 increased $71,000 to $136,000 compared to $65,000 for the one month ended January 31, 1996. The increase was primarily due to the Company's expansion of its sell-through product lines in its stores.

     Cost of Leased Product. Cost of leased product for the one month ended January 31, 1997 decreased $64,000, or 63.9%, to 36,000 compared to $99,000 for the one month ended January 31, 1996. The decrease was due to the Company leasing a lower proportion of videocassettes versus purchasing videocassettes in January 1997 compared to January 1996.

     Store Operating Expenses. Store operating expenses for the one month ended January 31, 1997 decreased $138,000, or 23.9%, to $439,000 compared to $577,000 for the one month ended January 31, 1996. Store operating expenses as a percentage of total revenues was 46.7% in January 1997 compared to 53.1% in January 1996. The decrease was primarily due to lower personnel costs and other controllable expenses.

     General and Administrative. General and Administrative expenses for the one month ended January 31, 1997 increased $196,000 to $323,000 compared to $127,000 for the one month ended January 31, 1996. The increase was primarily due to costs related to the merger of Lee Video City with and into Prism.

     Interest Expense. Interest expense for the one month ended January 31, 1997 decreased $31,000, or 39.6%, to $46,000 compared to $77,000 for the one month ended January 31, 1996. The decrease in interest expense was due to the Company having approximately $3,750,000 less in debt in January 1997 compared to January 1996.

     Net Loss. The net loss for the one month ended January 31, 1997 of $133,000 compared to net income for the one month ended January 31, 1996 of $28,000 was attributable to the increased general and administrative expenses related to the merger of Lee Video City with and into Prism.

     Results of Operation of Prism. Prism's operations for the period from January 9, 1997 through January 31, 1997 includes $1,933 of sales, operating losses of $47,822, interest expense of $23,744, which resulted in a net loss of $71,566.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues. Revenues for 1996 decreased $ 2,710,000, or 19.2%, to $ 11,441,000 compared to $14,151,000 for 1995. The decreased revenues were primarily a result of the sale of eleven stores by the Company in June 1996. Same store revenues were basically unchanged for 1996.

     Amortization of Videocassette Rental Inventory. Amortization of videocassette rental inventory for 1996 decreased $30,000, or 1.4%, to $1,987,000, compared to $2,017,000 for 1995. Amortization of videocassette rental inventory as a percentage of total revenue was 17.4% in 1996 compared to 14.3% in 1995. The increase as a percentage of total revenue was due to the higher proportion of purchased videocassettes versus leased videocassettes in 1996 compared to 1995.

     Cost of Product Sales. The cost of product sales as a percentage of revenue increased to 13.6% for 1996 compared to 12.6% for 1995. This increase was primarily due to the Company selling many previously viewed new release movies sooner than planned resulting in a loss on the sale of these movies due to a high net book value at the time of sale. These sales enabled the Company to generate needed working capital for operations.

     Cost of Leased Product. Cost of leased product for 1996 decreased $530,000, or 48.8%, to $556,000 compared to $1,086,000 for 1995. The decrease was attributable to the Company's sale of eleven stores in June 1996 and the Company buying less leased videocassettes in 1996. Cost of leased product as a percentage of total revenue was 4.9% in 1996 compared to 7.7% in 1995. The decrease as a percentage of total revenue was due to the lower proportion of leased videocassettes versus purchased videocassettes in 1996 compared to 1995.

     Store Operating Expenses. Store operating expenses for fiscal 1996 decreased $459,000, or 6.7%, to $6,391,000 compared to $ 6,850,000 for 1995.
Store operating expenses as a percentage of total revenues were 55.9% for 1996 compared to 48.4% for 1995 due primarily to higher personnel costs and the payment of settlement fees of $380,000 to landlords for the termination of two occupancy leases related to the relocation of stores. The decrease in operating expenses was primarily due to the sale of eleven stores by the Company in June 1996.

     General and Administrative. General and administrative expenses for 1996 decreased $763,000, or 35.8%, to $1,368,000 compared to $ 2,131,000 for 1995.
General and administrative expenses as a percentage of total revenue were 12.0% in 1996 compared to 15.1% in 1995. The decrease was attributable to the sale of eleven stores by the Company and management's efforts to reduce personnel costs and professional fees to help improve the profitability of the Company.

     Gain on Disposition of Assets. The gain on disposition of assets in 1996 is primarily related to the sale of eleven stores in June 1996.

     Interest Expense. Net interest expense decreased $240,000, or 25.8%, to $692,000 for 1996 compared to $932,000 for 1995. The decrease in interest expenses was primarily due to the reduction of long-term debt of the Company which was paid down from the proceeds from the sale of the eleven stores in June 1996.

     Other. Other (income) expense was $17,000 in income in 1996 compared to $60,000 in income in 1995. The change of $43,000 was primarily attributable to the expenses reducing other income.

     Income Taxes. The Company had no income tax expense for 1996 or 1995 as it had no taxable income in 1996 or 1995. The Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax has been recognized due to the change in the valuation allowance on the net deferred tax asset. A full valuation allowance has been established as it is more likely than not that the deferred tax asset will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its short-term working capital needs, including the acquisition of videos and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future video and other inventory purchases and other working capital needs. Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during fiscal 1999.

     The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, the net proceeds from the possible sale of debt or equity securities, bank credit facilities, trade credit, and equipment leases. On March 25, 1998, the Company and its five newly acquired subsidiaries entered into a $7,500,000 Loan and Security Agreement with FINOVA, secured by all of the assets of the Company. Of these funds, $5,700,000 has been or may be used to pay the cash portion of the acquisition purchase prices, to repay other existing indebtedness of Video City, to repay certain existing indebtedness of the acquired companies, and to provide inventory financing and working capital for the expanded retail operation of the combined companies. The remaining $1,800,000 of the credit facility may be used only to finance future acquisitions, if any. See "Business--Recent Developments--New Credit Facility."

     As of April 30, 1998, the total outstanding balance under the FINOVA credit facility was approximately $5,400,000, consisting of outstanding amounts under term loans of approximately $5,200,000 and outstanding amounts under a revolving loan of approximately $200,000. There were approximately $11,000 (net of reserves) in amounts available under the revolving loan as of April 30, 1998. The Company currently intends to finance future acquisitions with funds from borrowings, including the credit facility established with FINOVA, through assumption of liabilities by the Company and net proceeds from the sale of debt or equity financing. The full $1,800,000 of the FINOVA credit facility is available to finance future acquisitions, if any, subject to approval by FINOVA.

     In conjunction with the sale of its film library on March 25, 1998, the Company paid off in full the promissory note to Imperial Bank, which had a balance at January 31, 1998 of $1,411,306.

     Net cash provided by operating activities in the year ended January 31, 1998 increased by approximately $1,241,000, or 71.7% from the year ended December 31, 1996, primarily due to a decrease in accounts receivable, partially offset by an increase in merchandise inventories and other assets. Net cash used in investing activities during fiscal 1998 increased by $914,000, or 50.0% compared to 1996, mainly due to the inclusion in 1996 of proceeds received from the sale of certain fixed assets and increased net purchases of videocassette rental inventory made in fiscal 1998 versus 1996.
Net cash used in financing activities during fiscal 1998 increased $1,187,000, or 331.3% compared to 1996, mainly due to increased principal payments made on obligations secured by accounts receivables.

     Net cash provided by operating activities in the year ended December 31, 1996 decreased by approximately $880,000 or 33.7% from the year ended December 31, 1995 primarily due to a decrease in accounts payable and accrued expenses, partially offset by a decrease in other assets. Net cash used in investing activities during 1996 decreased by $229,000 or 11.1% compared to 1995 mainly due to proceeds received from the sale of certain fixed assets that offset increased net purchases of videocassette rental inventory made in 1996 versus 1995. Net cash used in financing activities during 1996 increased $33,000 or 14.5% compared to 1995 mainly due to increased principal payments made on obligations under capital leases.

GENERAL ECONOMIC TRENDS, QUARTERLY RESULTS AND SEASONALITY

     The Company anticipates that its business will be affected by general economic and other consumer trends. To date, the Company has not operated during a period of high inflation. However, the Company believes that it would generally be able to pass on increased costs relating to inflation to its customers. Future operating results may be affected by various factors, including variations in the number and timing of new store openings, the performance of new or acquired stores, the expenses associated with any acquisition of stores, the quality and number of new release titles available for rental and sale, the expense associated with the acquisition of new release titles, additional and existing competition, marketing programs, weather, special or unusual events and other factors that may affect retailers in general. Any concentration of acquisitions or new store openings and the related costs and other expenses associated with the acquisition of stores or opening of new stores near the end of a fiscal quarter could have an adverse effect on the financial results for that quarter and could, in certain circumstances, lead to fluctuations in quarterly financial results.

     The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

YEAR 2000

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in timely manner.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under

Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" is effective for financial statements with fiscal years beginning after December 15, 1997; earlier application is permitted. The new standard revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required when no longer useful. The Company does not expect the adoption of SFAS No. 132 to have a material effect, if any, on its financial position or results of operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) AND (2) FINANCIAL STATEMENTS AND SCHEDULES:

     The following financial statements of Video City, Inc. (and its predecessor Lee Video City, Inc.) are included in this Report as pages F-1 through F-26 following the signature pages:

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity

     Statements of Cash Flows

     Notes to Financial Statements

     Schedule II Valuation and Qualifying Accounts

     (b)  FORM 8-K

     No Current Report on Form 8-K was filed by the Company during the fourth quarter of the fiscal year ended January 31, 1998.

     (c) EXHIBITS

EXHIBIT
  NO.                                        Exhibit Description
-------   --------------------------------------------------------------------------------------------------
    2.1   Amended Plan of Reorganization of Prism Entertainment Corporation, date October 25, 1996.(1)

    2.2   Agreement and Plan of Reorganization and Merger, dated as of October 25, 1996, between Prism
          Entertainment Corporation and Lee Video City, Inc., as amended.(1)

    3.1   Certificate of Incorporation of the Company, as amended.(2)

    3.2   Bylaws of the Company, as amended.(2)

    4.1   Certificate of Merger of Lee Video City, Inc. into the Company.(1)

   10.1   $1,500,000 Promissory Note of the Company, dated January 8, 1997, payable to Ingram
          Entertainment, Inc.(3)

   10.2   Amended and Restated Credit Loan and Security Agreement, dated as of January 8, 1997, between the Company and Imperial Bank.(1)

   10.3   Override Agreement, dated as of November 19, 1996, by and among Lee Video City, Inc., Robert
          Y. Lee, Prism Entertainment Corporation and Ingram Entertainment, Inc.(1)

                                      28.


   10.4   Stockholders Agreement, dated as of January 8, 1997, by and among the Company, Robert Y.
          Lee, Barry Collier and Ingram Entertainment, Inc.(3)

   10.5   Supply Agreement, dated January 8, 1997, between the Company and Ingram Entertainment,
          Inc.(3)

   10.6   National Account Agreement, dated December 16, 1994, between Rentrak Corporation and Lee
          Video City, Inc., as amended.(3)

   10.7   Escrow and Warrant Agreement, dated as of January 8, 1997, granted by Robert Y. Lee to Ingram
          Entertainment, Inc. to purchase 404,403 shares of Common Stock of the Company.(3)

   10.8   Warrant, dated as of January 8, 1997, to purchase 852,750 shares of Common Stock of the
          Company issued to Ingram Entertainment, Inc.(3)

   10.9   Stock Purchase Warrant, dated August 24, 1995, issued by Lee Video City, Inc. to Rentrak
          Corporation.(3)

  10.10   Stock Purchase Warrant, dated June 19, 1996, issued by Lee Video City, Inc. to Rentrak
          Corporation.(3)

  10.11   Stock Purchase Warrant, dated March 14, 1995, issued by Prism Entertainment Corporation to
          Imperial Bank.(3)

  10.12   Employment Agreement, dated January 8, 1997, between the Company and Robert Y. Lee.(3)

  10.13   Employment Agreement, dated January 8, 1997, between the Company and James Craig Kelly.(3)

  10.14   Employment Agreement, dated January 8, 1997, between the Company and Barry L. Collier.(3)

  10.15   1996 Stock Option Plan of Lee Video City, Inc.(3)

  10.16   Stock Option Agreement, dated January 8, 1997, between the Company and Barry L. Collier.(3)

  10.17   Irrevocable Proxy, dated January 8, 1997, given by Barry Collier to Robert Y. Lee.(3)

  10.18   Agreement of Merger and Plan of Reorganization, dated as of March 25, 1998, by and among
          Video City, Inc., Video Adventures Corp., Adventures in Video, Inc. and David A. Ballstadt.(4)

  10.19   Agreement of Merger and Plan of Reorganization, dated as of March 25, 1998, by and among
          Video City, Inc., Video Ballstadt Corp., KDDJ Investments, Inc. and David A. Ballstadt.(4)

  10.20   Agreement of Merger and Plan of Reorganization, dated as of March 25, 1998, by and among
          Video City, Inc., Video Acquisition Corp., Leptis Magna, Inc. d/b/a Video Unlimited and
          G. Wayne Bailey and Orawan Bailey.(4)

  10.21   Agreement of Merger and Plan of Reorganization, dated as of March 25, 1998, by and among
          Video City, Inc., Video Republic Corp., Old Republic Entertainment, Inc. and C. Anthony Anderson.(4)



  10.22   Agreement of Merger and Plan of Reorganization, dated as of March 25, 1998, by and among
          Video City, Inc., Video Sulpizio Corp., Sulpizio One, Inc., Dennis Rhoton and Edward
          Rheinhardt.(4)

  10.23   Film Rights Transfer Agreement, dated as of March 23, 1998, by and among Conrad Entertainment,
          LLC and Video City, Inc.(4)

  10.24   Loan and Security Agreement, dated as of March 24, 1998, by and among FINOVA Capital
          Corporation and Video City, Inc., Adventures in Video, Inc., KDDJ Investments, Inc., Leptis
          Magna, Inc., Old Republic Entertainment, Inc. and Sulpizio One, Inc.(4)

  10.25   Warrant issued to FINOVA Capital Corporation.(4)

  10.26   Restructured Debt Agreement, dated March 25, 1998, by and among Rentrak Corporation,
          Mortco, Inc., Video City, Inc., Sulpizio One, Inc. and Adventures in Video, Inc.(4)

   21.1   Subsidiaries of the Company.

   27.1   Financial Data Schedule

_____________________
(1) Previously filed as exhibits to the Company's Current Report on Form 8-K, dated January 8, 1997, and incorporated herein by reference.
(2) Previously filed as exhibits to Prism Entertainment Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1988, and incorporated herein by reference.
(3) Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and incorporated herein by reference.
(4) Previously filed as exhibits to the Company's Current Report on Form 8-K, dated March 25, 1998, and incorporated herein by reference.

   (d)  FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule of Video City, Inc. is filed as part of this Report as page F-26 following the signature pages:

    Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VIDEO CITY, INC.



                                 By  /s/ Robert Y. Lee
                                   ---------------------
                                   Robert Y. Lee
                                   Chairman of the Board
                                   and Chief Executive Officer
Date:  May 14, 1998

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                      DATE
---------------------------   ----------------------------------   ------------
 /s/ Robert Y. Lee            Chairman of the Board and            May 14, 1998
---------------------------   Chief Executive Officer (Principal
Robert Y. Lee                 Executive Officer)

 /s/ Barry L. Collier         President and Director               May 14, 1998
---------------------------
Barry L. Collier

 /s/ David A. Ballstadt       Senior Vice President and Director   May 14, 1998
---------------------------
David A. Ballstadt

 /s/ Timothy J. Denari        Chief Financial Officer (Principal   May 14, 1998
---------------------------   Financial and Accounting Officer)
Timothy J. Denari

 /s/ James Craig Kelly        Secretary and Director               May 14, 1998
---------------------------
James Craig Kelly

 /s/ John T. Sheehy           Director                             May 14, 1998
---------------------------
John T. Sheehy

 /s/ Michael T. Anderson      Director                             May 14, 1998
---------------------------
Michael T. Anderson

 /s/ Gerald W.B. Weber        Director                             May 14, 1998
---------------------------
Gerald W.B. Weber

 /s/ Charles E. Cooke         Director                             May 14, 1998
---------------------------
Charles E. Cooke

 /s/ Stephen C. Lehman        Director                             May 14, 1998
---------------------------
Stephen C. Lehman

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and schedule are filed with this report:

     Reports of Independent Certified Public Accountants
     Balance Sheets
     Statements of Operations
     Statements of Stockholders' Equity (Deficit)
     Statements of Cash Flows
     Notes to Financial Statements
     Schedule II - Valuation and Qualifying accounts

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Video City, Inc.

We have audited the accompanying balance sheets of Video City, Inc. (formerly Lee Video City, Inc.) as of January 31, 1998 and 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended January 31, 1998 and December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video City, Inc. as of January 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years ended January 31, 1998 and December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion the schedule presents fairly, in all material respects, the information set forth therein.


                                    BDO SEIDMAN, LLP

Los Angeles, California
March 20, 1998 except for Note 14
     which is as of March 25, 1998

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Lee Video City, Inc.

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of Lee Video City, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Video City, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                    KPMG PEAT MARWICK LLP

Los Angeles, California
February 9, 1996, except
for note 6, which is as of
May 28, 1996.

                                VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                                 BALANCE SHEETS

                                                                   January 31,   January 31,
                                                                      1998           1997
                                                                   -----------   ------------
ASSETS (NOTE 6)

CURRENT ASSETS
    Cash                                                            $   28,127    $ 1,246,517
    Accounts receivable, less allowance for doubtful accounts
        of $0 and $325,422 in 1998, 1997 (Note 6)                      758,101      2,168,052

    Notes receivable (Note 5)                                          355,430        398,830
    Merchandise inventories (Note 6)                                   339,759         58,976
    Other                                                              411,536         96,143
                                                                    ----------    -----------
Total current assets                                                 1,892,953      3,968,518

VIDEOCASSETTE RENTAL INVENTORY, NET OF ACCUMULATED
     AMORTIZATION                                                    2,795,258      2,166,789

PROPERTY AND EQUIPMENT, NET (NOTE 4)                                   859,708      1,017,089

FILM LIBRARY (NOTE 6)                                                  818,171      3,700,000

OTHER ASSETS                                                           233,226        267,916
                                                                    ----------    -----------

TOTAL ASSETS                                                        $6,599,316    $11,080,312
                                                                    ==========    ===========

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                                 BALANCE SHEETS

                                                      January 31,     January 31,
                                                          1998           1997
                                                      ------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                 $ 2,166,027     $ 1,761,297
     Accrued expenses                                     702,293         707,485
     Current portion of long-term debt  (Note 6)        1,674,457       2,258,850
                                                      -----------     -----------
Total current liabilities                               4,542,777       4,727,632

LONG-TERM DEBT (NOTE 6)                                 2,043,431       3,341,313

OTHER LIABILITIES                                         711,931         774,875
                                                      -----------     -----------

TOTAL LIABILITIES                                       7,298,139       8,843,820

COMMITMENTS (NOTE 10)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 7)
    Common stock, $.01 par value per share,
       authorized 20,000,000 shares; issued and
       outstanding 9,773,927 shares at 1998 and
       9,753,927 shares at 1997                            97,739          97,539
Additional paid-in capital                              7,075,735       7,035,935
Accumulated deficit                                    (7,872,297)     (4,896,982)
                                                      -----------     -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (698,823)      2,236,492

                                                      -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 6,599,316     $11,080,312
                                                      ===========     ===========

                 See accompanying notes to financial statement.

                                VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                            STATEMENTS OF OPERATIONS

                                                              Year ended      Year ended      Year ended
                                                              January 31,    December 31,    December 31,
                                                                 1998            1996            1995
                                                             -------------   -------------   -------------
REVENUE
    Rental revenues and product sales                         $10,007,358     $11,271,229     $14,007,083
     Management fee income                                        205,000         170,000         144,000
                                                              -----------     -----------     -----------
TOTAL REVENUE                                                  10,212,358      11,441,229      14,151,083
                                                              -----------     -----------     -----------

OPERATING COSTS AND EXPENSES
     Store operating expenses                                   4,460,200       6,390,574       6,850,068
     Amortization of videocassette rental inventory             1,928,343       1,987,407       2,016,660
     Cost of product sales                                        762,153       1,557,062       1,782,260
     Cost of leased product                                       419,361         556,248       1,085,814
     General and administrative                                 2,035,428       1,367,650       2,130,797
     Non recurring write down of Film Library (Note 13)         3,029,829
                                                              -----------     -----------     -----------
TOTAL OPERATING COSTS AND EXPENSES                             12,635,314      11,858,941      13,865,599

INCOME (LOSS) FROM OPERATIONS                                  (2,422,956)       (417,712)        141,484

OTHER (INCOME) EXPENSE

     Gain on disposition of assets, net (Note 9)                        -      (1,049,295)              -

     Interest expense                                             552,359         691,782         931,775

     Other                                                              -         (17,275)        (59,868)


NET LOSS                                                      $(2,975,315)    $   (42,924)    $  (586,423)
                                                              ===========     ===========     ===========

BASIC NET LOSS PER SHARE                                           $(0.30)         $(0.01)         $(0.14)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                                    9,770,594       4,234,024       4,127,097

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                            STATEMENTS OF OPERATIONS

                                                             One            One
                                                         month ended    month ended
                                                         January 31,    January 31,
                                                         -----------    -----------
                                                             1997           1996
                                                         (unaudited)    (unaudited)
REVENUE
    Rental revenues and product sales                     $  940,141     $1,085,250
    Management fee income                                          0              0
                                                          ----------     ----------
Total Revenue                                                940,141      1,085,250

OPERATING COSTS AND EXPENSES
     Store operating expenses                                438,766        576,543
     Amortization of videocassette rental inventory          111,034        129,145
     Cost of product sales                                   135,894         65,301
     Cost of leased product                                   35,864         99,425
                                                          ----------     ----------
     General and administrative expenses                     323,206        126,828
                                                          ----------     ----------
TOTAL OPERATING COSTS AND EXPENSES                         1,044,764        997,242

INCOME (LOSS) FROM OPERATIONS                               (104,623)        88,008

OTHER (INCOME) EXPENSE

     Interest expense                                         46,351         76,793

     Other                                                   (18,132)       (17,192)

                                                          ----------     ----------
NET LOSS                                                  $ (132,842)    $   28,407
                                                          ==========     ==========

BASIC NET LOSS PER SHARE                                      $(0.02)         $0.01

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                               8,373,951      4,234,024


                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                  Common Stock       Additional
                                                                       Paid-In     Accumulated
                                               Shares      Amount      Capital       Deficit
                                              ---------   --------   -----------   ------------
Balance at January 1, 1995                    4,079,976    $40,800    $  341,200   $(4,134,793)

Issuance of Lee Video City, Inc. Common
 Stock                                          154,048      1,540       223,460

Net Loss                                                                              (586,423)
                                              ---------    -------    ----------   -----------

Balance at December 31, 1995                  4,234,024     42,340       564,660    (4,721,216)

Net Loss                                                                               (42,924)
                                              ---------    -------    ----------   -----------
Balance at December 31, 1996                  4,234,024     42,340       564,660    (4,764,140)

Stock issued in satisfaction of debt          1,500,000     15,000     2,985,000

Stock issued in conversion of debt              773,653      7,737       811,263

Effect of the Merger                          3,246,250     32,462     2,675,012

Net Loss (one month ended)                                                            (132,842)
                                              ---------    -------    ----------   -----------
Balance at January 31, 1997                   9,753,927     97,539     7,035,935    (4,896,982)

Stock issued in satisfaction of services         20,000        200        39,800

Net Loss                                                                            (2,975,315)
                                              ---------    -------    ----------   -----------
Balance at January 31, 1998                   9,773,927    $97,739    $7,075,735   $(7,872,297)
                                              =========    =======    ==========   ===========

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                Year ended     Year ended      Year ended
INCREASE (DECREASE) IN CASH,                                   January 31,    December 31,    December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                              1998           1996            1995
                                                               ------------   -------------   -------------
Net loss                                                       $(2,975,315)    $   (42,924)    $  (586,423)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization                                  2,127,443       2,518,068       2,667,050
  (Gain) loss on disposal of assets                                             (1,049,294)         14,281
  Note issued for legal settlement                                                 379,632               -
  Noncash interest                                                                       -         135,000
  Stock issued for legal fees                                       40,000               -               -
Non recurring write down of film library                         3,029,829
Other                                                                                    -          18,805
Changes in assets and liabilities:
  Decrease in accounts receivable                                1,409,951               -               -
  Decrease (increase) in notes receivable                                           29,954          55,295
  Decrease (increase) in merchandise inventories                  (280,783)         21,464          62,211
  Decrease (increase) in other assets                             (280,703)        175,792        (173,995)
  (Increase) decrease in accounts payable                          (30,302)       (214,125)        287,206
  (Increase) decrease in accrued expenses                           (5,192)        (58,817)        146,574
  (Decrease) in other liabilities                                  (62,944)        (28,844)        (15,235)
                                                               -----------     -----------     -----------
Net cash provided by operating activities                        2,971,984       1,730,906       2,610,769

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of videocassette rental inventory, net              (2,596,812)     (2,260,680)     (1,976,677)
  Purchases of fixed assets                                       (189,719)       (169,512)        (81,642)
  Proceeds from sale of fixed assets                                     -         601,301               -
  Repayment on notes receivable                                     43,400               -               -
                                                               -----------     -----------     -----------
Net cash used in investing activities                           (2,743,131)     (1,828,891)     (2,058,319)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on obligations under capital leases                 -        (299,751)       (175,726)
  Repayment of long-term debt                                   (1,447,243)     (1,034,939)        (51,900)
Proceeds from issuance of long-term debt                                 -       1,074,431               -
                                                               -----------     -----------     -----------
Net cash used in financing activities                           (1,447,243)       (260,259)       (227,626)

NET INCREASE (DECREASE) IN CASH                                 (1,218,390)       (358,244)        324,824
Cash at beginning of year                                        1,246,517         417,517          92,693
                                                               -----------     -----------     -----------
Cash at end of year                                            $    28,127     $    59,273     $   417,517

                                VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                            STATEMENTS OF CASH FLOWS

                                                        Year ended     Year ended     Year ended
                                                        January 31,   December 31,   December 31.
                                                           1998           1996           1995
                                                        -----------   ------------   ------------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID DURING THE YEAR:
     Interest                                              $557,551     $  757,259       $820,202
     Income taxes                                               800            800        255,000

  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Interest charges financed through issuance
       of long-term debt                                          -              -        135,000
     Professional services financed through
       issuance of common stock                              40,000              -         25,000
     Videocassette rental inventory acquired
       through issuance of common stock                           -              -        200,000
     Long-term debt issued for settlement
       of lawsuit                                                          379,632              -
     Sale of stores in exchange for
       assignment of debt                                                3,100,000              -
     Accounts payable converted to a
       a note payable                                       435,032

See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                     One
                                                                 month ended
                                                                 January 31,
INCREASE (DECREASE) IN CASH,                                         1997
                                                                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $  (132,842)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation and amortization                                     142,065
Changes in assets and liabilities:
   Decrease (increase) in notes receivable                            (5,913)
   Decrease in merchandise inventories                                (9,379)
   Decrease (increase) in other assets                                68,037
   Increase in accounts payable                                     (119,740)
   Increase in accrued expenses                                      (45,540)
                                                                 -----------
Total adjustments                                                     29,530
                                                                 -----------
Net cash provided by (used in) operating activities                 (103,312)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of videocassette rental inventory, net            (1,094,536)
      Disposal of videocassette rental inventory                   1,072,084
      Purchases of fixed assets                                      (13,641)
      Cash received in merger                                      1,454,293
                                                                 -----------
Net cash used in investing activities                              1,418,200

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on obligations under capital leases          (21,159)
     Repayment of long-term debt                                     (43,985)
     Payment of dissenter's shares                                   (62,500)
                                                                 -----------
Net cash used in financing activities                               (127,644)
                                                                 -----------

NET INCREASE (DECREASE) IN CASH                                    1,187,244
Cash at beginning of period                                           59,273
Cash at end of period                                            $ 1,246,517

                                VIDEO CITY, INC.
                        (FORMERLY LEE VIDEO CITY, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                     One
                                                                 month ended
                                                                 January 31,
                                                                    1997
                                                                 -----------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID DURING THE PERIOD:
     Interest                                                     $   25,333
     Income taxes                                                          -

  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Long-term debt converted to common stock                        819,000
     In conjunction with the merger of Lee Video City, Inc.
       into Prism Entertainment Corporation, common stock
       was issued and the following fair value of non cash
       net assets were acquired.                                   1,440,535

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

On January 8, 1997, the Company merged with and into Prism Entertainment Corporation ("Prism"). Prism was an inactive film production and distribution company. Prism's business is limited to the sale of its existing film products to domestic markets and the licensing of foreign rights to its existing film library. The film library consists of 47 feature films and numerous shorter films.

As of January 31, 1998, the Company owned and operated 18 stores and managed an additional 6 "licensed" stores pursuant to management agreements. All of the stores are located in California.

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

The transaction was accounted for as a reverse acquisition. In a reverse acquisition, the stock issued goes to the accounting acquirer. Accordingly, since the reverse purchase accounting is the reverse of normal, it is the fair market value (FMV) of the issuer's stock at date of acquisition that is valued with a write up (write down) of the issuer's net assets depending on whether the stock is trading in excess (less than) book value. If a FMV cannot be determined for the stock and cost is determined based on the FMV of the issuer's net assets, then goodwill is not recognized and the transaction is valued at the issuer's net tangible assets. Due to the trading of Prism Entertainment Corporation's common stock being suspended during the bankruptcy proceedings, the FMV of the stock could not be determined. Accordingly, goodwill was not recognized and the transaction was recorded at the fair value of the issuer's net tangible assets. The existing shareholders of Lee Video City, Inc. received 5,007,677 of the common stock of Prism Entertainment Corporation or approximately 51% of the Company's common stock. Upon consummation of the merger, the name of the surviving corporation ("the Company") was changed from Prism Entertainment Corporation to Video City, Inc.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     MERCHANDISE INVENTORIES

Merchandise inventories consisting primarily of prerecorded videocassettes and video games held for sale are stated at the lower of cost (first-in, first-out) or market.

VIDEOCASSETTE RENTAL INVENTORY

Videocassette rental inventory, which includes video games, is recorded at cost and amortized over its estimated economic life. The company revised the estimate of salvage value relating to the amortization of videocassette inventory to provide for a $6 salvage value per tape, to reflect a more accurate salvage value as demonstrated in the industry. Videocassettes that are considered base stock are amortized over 36 months on a straight-line basis. Purchases of new release videocassettes and video games are amortized whereby the tenth and any succeeding copies of each title per store are amortized over 9 months on an accelerated basis; the fourth through ninth copies of each title per store are amortized over 36 months on an accelerated basis; and copies one through three of each title per store are amortized as base stock.

Certain videocassettes in the rental inventory are leased under a revenue sharing agreement with a vendor, as broker for various studios (Revenue Sharing Agreement). During the revenue sharing period, which is generally one year, the studios retain ownership of the videocassettes and the Company shares the rental revenue with a vendor rather than purchasing the videocassettes for a fixed cost per copy (typically average approximately $60). Such revenue sharing amounts are included as cost of leased product in the accompanying statements of operations. The associated handling fee per leased videocassette is amortized on a straight-line basis over the term of the lease and is included in amortization of videocassette rental inventory in the accompanying statements of operations.

Amortization expense related to videocassette rental inventory totaled approximately $1,928,000, $1,987,000 and $2,017,000 for the years ended January 31, 1998, December 31, 1996 and 1995. As videocassettes are sold or retired, the applicable cost and accumulated amortization are eliminated from the accounts, and any gain or loss is recorded.

FILM LIBRARY

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

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required.

REVENUE RECOGNITION

Revenue is recognized at the time of rental or sale, or as late charges accrue, net of valuation reserve.

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

LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", which established new standards for calculating and disclosing earnings per share. All prior period earnings per share data has been restated to conform with the provisions of SFAS No. 128.

Basic loss per share computations are based on the weighted average number of common shares outstanding. Diluted loss per share has not been presented as the effect from the assumed exercise of stock options and warrants would be antidilutive. Subsequent to year end, the Company issued 1,815,112 shares of Common Stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statements of financial accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standards reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect, on the Company's financial position or results of operations.

Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting an display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

4.  PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                            January 31,    January 31,
                                1998           1997

Furniture and fixtures      $ 1,192,192    $ 1,134,876
Equipment                       811,911        683,330
Leasehold improvements          435,917        432,095
                            -----------    -----------
                            $ 2,440,020    $ 2,250,301
Accumulated
 depreciation                (1,580,312)    (1,233,212)
                            -----------    -----------
                            $   859,708    $ 1,017,089
                            ===========    ===========

Depreciation expense was $347,000, $531,000 and $650,000 for the years ended January 31, 1998, December 31, 1996 and 1995.

5.    NOTES RECEIVABLE

At January 31, 1998, and January 31, 1997, the Company had unsecured employee loans aggregating approximately $86,700 and $86,700, bearing interest at 7%, and are due on demand. Included in notes receivable is a secured note amounting to approximately $144,200 and $158,500 as of January 31, 1998 and January 31, 1997, bearing interest at 8%, and is due September 15, 1998. Notes receivable also include other miscellaneous unsecured notes receivable of approximately $124,500 and $153,600 as of January 31, 1998, and January 31, 1997.

6.  LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                                    January 31,    January 31,
                                                                                        1998           1997
                                                                                    ------------   ------------
Promissory note, secured by all assets, bearing interest at 10% per annum, interest only payments monthly beginning January 31, 1997 through the
 year 2000.  Principal balance due and payable January 2000.                        $ 1,500,000    $ 1,500,000

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
 The interest rate on the note was 11.25% on January 31, 1997.                        1,411,306      3,066,388

Other loan payable to an individual for $50,000 (unsecured), payable on
 January 1, 1999, bearing interest at 11%, with personal guarantee by
 primary stockholder of the Company.                                                     50,000         50,000

Other unsecured loans, payable in monthly installments until September 15,
 1997, bearing interest at 8%.                                                                -         42,850

Promissory notes payable, personally guaranteed by the primary stockholder for $123,595 and $189,783, payable in monthly installments until February 1, 1997, and February 1, 2000, respectively, bearing interest
 at 10.25%.                                                                                   -        313,378

Other unsecured loans to fulfill settlement obligations for $259,847 and
 $59,632, payable in monthly installments until February 20, 2000 and
 December 15, 1998, respectively.                                                       203,414        310,819

Capital lease obligations, payable in monthly installments, with interest rates of 14% to 28%, secured by the respective assets under the lease
 (Note 10).                                                                              18,136        316,778

Short term advance - Sulpizio One, Inc. payable upon demand with an
 interest rate of 7%.                                                                   100,000              -

Promissory note - Rentrak Fourth Addendum which was executed in
 July 1997 called for the conversion of balances in accounts payable to a
 note with an interest rate of 10% due and payable in January 1998.                     435,032              -
                                                                                    -----------    -----------

Total Debt                                                                            3,717,888      5,600,163

Current portion                                                                      (1,674,457)    (2,258,850)
                                                                                    -----------    -----------

Total long-term debt                                                                $ 2,043,431    $ 3,341,313

YEAR ENDING
JANUARY 31,        AMOUNT
---------------------------
1999             $1,674,457
2000                688,050
2001                884,818
2002                124,620
Thereafter          345,943
---------------------------
                 $3,717,888

7.  COMMON STOCK

During 1995, common stock was issued in exchange for videocassette rental inventory and certain professional services. The videocassette rental inventory and professional services were valued at the approximate fair value.


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

              Cumulative Percentage of
 June 19,     Total Shares Outstanding   Purchase Price
-----------   ------------------------   --------------
   1997                  1                  $ 30,795
   1998                  2                    61,590
   1999                  3                    92,385
   2000                  4                   123,180
   2001                  5                   153,975

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

As a result of the merger and effective on the merger date, the major supplier also received a warrant to purchase up to an aggregate of 852,750 shares of the Company's common stock. A summary of this warrant is as follows:


 Number of Shares    Life (Years)     Exercise Price
------------------   ------------     --------------
      200,000             5.0             $2.00
      200,000             6.0              2.25
      200,000             7.0              2.50
      114,240             5.0              0.51
      54,360              5.0              1.03
      15,000              5.0              1.00
      69,150              5.0              2.00

In 1997 the Company issued a stock certificate for 20,000 shares of its common stock to a law firm in satisfaction of fees for legal services rendered to Lee Video City, Inc. in the January 1997 merger with Prism Entertainment Corporation. These shares were issued without registration under the Securities Act of 1933, in reliance upon the exemption in Section 4(2) thereof.

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


                             1998                    1996                    1995
                             ----                    ----                    ----
                                 Weighted                Weighted                Weighted
                                  Average                 Average                 Average
                                 Exercise                Exercise                Exercise
                      Shares        Price     Shares        Price     Shares        Price
Outstanding at
 beginning of        1,881,560      $1.18    1,355,483      $0.93    1,149,000      $0.70
 period

Granted              1,187,750       1.69      526,077       1.81    1,355,483       0.93

Exercised                    -                       -                       -

Terminated                   -                       -               1,149,000       0.70

Outstanding at
 end of period       3,069,310       1.37    1,881,560       1.18    1,355,483       0.93

Options
 exercisable at      2,959,310       1.35    1,881,560       1.18    1,355,483       0.93
 period end

Information relating to stock option and warrant at January 31, 1998 summarized by exercise price are as follows:

                                  Outstanding                       Exercisable
                      ----------------------------------    ---------------------------
                                        Weighted Average               Weighted Average
---------------------------------------------------------------------------------------
Exercise Price
 Per Share            Shares     Life     Exercise Price    Shares       Exercise Price
---------------------------------------------------------------------------------------
$0.10 to $0.51       1,090,917    4.2              $0.45   1,090,917              $0.45
 1.00 to  1.03         531,760    4.0               1.02     531,760               1.02
 2.00 to  2.50       1,315,150    4.5               2.11   1,205,150               2.12
 3.04 to  3.04         131,483    4.0               3.04     131,483               3.04
---------------------------------------------------------------------------------------
                     3,069,310    4.3              $1.37   2,959,310              $1.35

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the methods of SFAS 123, the Company's net loss and loss per share would be as follows:

                                      January 31,    December 31,    December 31,
                                          1998           1996            1995
                                      ------------   -------------   -------------
Net Loss                As reported   $(2,975,315)      $ (42,924)      $(586,423)
                        Proforma       (3,021,357)       (112,020)       (586,423)

Net Loss Per Share      As reported   $     (0.30)      $   (0.01)      $   (0.14)
                        Proforma            (0.31)          (0.03)          (0.14)

The fair value of option grants are estimated on the date of grant utilizing a simple option pricing model with the expected life of option ranging from 3 to 5 years, expected volatility of 0%, risk-free interest rates ranging from 5.38% to 5.69%, and a 0% dividend yield. The weighted average fair value of options granted ranged from $0 to $0.42.

8.  INCOME TAXES

Income tax expense differs from the "expected" benefit (computed by applying the U.S. Federal corporate statutory income tax rate to loss before income taxes) primarily due to an increase in the valuation allowance for deferred tax assets. As of January 31, 1998, the Company had net operating loss carryforwards generated by Lee

Video City, Inc. of approximately $1,703,000 and $851,000 for Federal and California income tax purposes and net operating loss carryforwards generated by Prism Entertainment Corporation of approximately $4,675,000 for Federal income tax purposes, which are available to offset future taxable income through 2012. The Company's ability to utilize net operating loss carryforwards is dependent upon the ability to generate taxable income in future periods which may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986. Such an ownership change occurred on January 8, 1997 which results in an annual limitation per year. Any unused annual limitation may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules. Net operating loss carryforwards of Prism would be lost if the historical business of Prism is not continued for two years.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at January 31, 1997 and 1998 are presented below:

                                                                      January        January
                                                                        1998           1997
                                                                    ------------   ------------
Rental inventory principally due to difference in amortization      $   (48,315)   $   120,080
Fixed assets due to difference in depreciation                           87,067         87,970
Section 481 adjustment                                                   39,707         80,032
Deferred rent                                                            73,441         74,013
Net operating loss carryforward                                         817,887      2,247,663
Non recurring writedown of Film Library                               1,211,932
Other                                                                    13,678         16,169
Total gross deferred tax asset                                        2,195,397      2,625,927
Less valuation allowance                                             (2,195,397)    (2,625,927)
                                                                    -----------    -----------
Net deferred tax assets                                             $       -0-    $       -0-
                                                                    ===========    ===========

9.   GAIN ON DISPOSITION OF ASSETS

During 1996, the Company sold 11 stores and the resulting gain on sale of assets is included in the statement of operations.

10.  COMMITMENTS

The Company is obligated under various capital leases for certain fixtures and equipment expiring at various dates through 1999. At January 31, 1998 and 1997, the gross amount of furniture, fixtures and equipment and related accumulated amortization recorded under capital leases included in furniture, fixtures and equipment was as follows:

                              January 31    January 31,
                                 1998           1997
                              -----------   ------------
Furniture and fixtures         $ 397,539      $ 397,539

Equipment                        405,167        405,167
                               ---------      ---------

                                 802,706        802,706

Accumulated amortization        (621,898)      (514,827)
                               ---------      ---------

                               $ 180,808      $ 287,879
                               =========      =========

The Company leases its facilities under noncancelable operating leases expiring at various dates through 2005. Rent expense under operating leases was approximately $1,502,000, $1,444,000 and $1,597,000 for the year ended January 31, 1998 and the years ended December 31, 1996 and 1995.

The future minimum lease payments under capital leases and noncancelable operating leases with initial lease terms in excess of one year as of January 31, 1998 are as follows:

Year Ending
January 31,                          Capital Leases   Operating Leases
----------------------------------------------------------------------
     1999                                $18,136         $1,123,378
     2000                                                   992,908
     2001                                                   678,435
     2002                                                   510,141
     Thereafter                                             806,809
----------------------------------------------------------------------
Total minimum lease payments             $18,136         $4,111,671
Amount representing interest             $   468
----------------------------------------------------------------------

Pursuant to the Revenue Sharing Agreement (Note 3), the Company is obligated to pay the vendor revenue sharing and handling fee payments that are equal on an annual basis to at least 10% of the Company's gross revenues.

On November 6, 1996, the Company amended the March 13, 1996 agreement with its major supplier to purchase, under certain conditions, 80% of its yearly requirements for the video rental, video sell-through and video game products. The agreement expires on June 30, 2001.

The Company's CEO, Robert Y. Lee, its President, Barry Collier and its major supplier Ingram Entertainment, Inc. ("Ingram") entered into Override Agreement dated November 19,1996 which provides, subject to certain exceptions, that without the written consent of Ingram, the Company shall not enter into a merger or a sale or transfer of all or substantially all of its assets, or make any material change in the nature of its business as now conducted, or change the form of organization of its business; and that without unanimous approval of the Board of Directors, the Company shall not enter into any line of business other than the sale and rental of video product and related goods, the completion of one film that Prism had under way, and the exploitation of Prism's film library; these provisions will remain in force until the later of the payment in full of the Company's $1,500,000 debt to Ingram, or such time as Ingram's beneficial ownership interest in the Company's common stock, on a fully diluted basis, is 4% or less.

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

The estimated fair values of the Company's financial instruments are as follows:

                                     1998                      1997
                                     ----                      ----
                             Carrying       Fair       Carrying       Fair
                              Amount       Value        Amount       Value
                            -------------------------------------------------
Financial Assets:
 Notes Receivable           $  355,430   $  355,430   $  398,830   $  399,282
Financial Liabilities:
 Long-Term Debt             $3,717,888   $3,717,888    5,600,163    5,633,745

12.  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

The following unaudited pro forma condensed statements of operations are based on the historical income statements of Lee Video City, Inc. and Prism Entertainment Corporation and assumes the reorganization and merger took place January 1, 1996 for the year ended December 31, 1996 and January 1, 1995 for the year ended December 31, 1995.

The unaudited pro forma condensed statements of operations may not be indicative of the actual results of the merger and there can be no assurance that the foregoing results will be obtained.

The following unaudited pro forma condensed statements of operations should be read in connection with the historical financial statements of Lee Video City, Inc. and Prism Entertainment Corporation.

                    (In thousands, except per share amount)

                                                    Year Ended      Year Ended
                                                   December 31,    December 31,
                                                       1996            1995
                                                   -------------   -------------
Revenue and product sales                               $13,742         $29,805
Operating costs and expenses:
  Store operating expenses                                6,221           6,850
  Amortization of videocassette
     rental inventory                                     1,987           2,017
  Cost of product sales                                   7,045          18,826
  Cost of leased product                                    556           1,086
  General & administrative                                2,886           7,843
Total operating costs and expenses                       18,695          36,622
Income (loss) from operations                            (4,953)         (6,817)
Other (income) expense
  Interest expense, net                                     573             688
  Gain on disposition of assets                          (1,049)             --
  Other                                                      80            (204)

Income (loss) before income taxes                        (4,557)         (7,678)
Provision (benefit) for income taxes                         --              --
                                                        -------         -------
Net income (loss)                                       $(4,557)        $(7,678)
Loss per share                                          $ (0.47)        $ (0.79)
Weighted average number of shares outstanding             9,754           9,754

Prism Entertainment Corporation's cost of sales includes approximately $2,600,000 of amortization for the writedown of the film library due to the revision of the film library ultimates for the year ended December 31, 1996 respectively and $4,500,000 for the year ended December 31,1995.

13.  WRITEDOWN OF FILM LIBRARY

During the fourth quarter of fiscal 1998, management decided to dispose of the film library in order to concentrate the Company's business on the ownership and operation of video specialty superstores. The film library was written down by $3,030,000 to reflect it's net realizable value at January 31, 1998.

14.  SUBSEQUENT EVENTS

The Company sold the rights to its Film Library and related accounts receivable on March 25, 1998 to an entity owned and controlled by Stephen C. Lehman, a member of the Company's Board of Directors for $1,350,000 in cash. No gain or loss was recognized upon sale since the film library was stated at the net realizable value at January 31, 1998. The proceeds were used to retire indebtedness to Imperial Bank. The Company entered into a new $7.5 million senior credit agreement with Finova Capital Corporation on March 25, 1998. The initial advance of $5.5 million was used to refinance substantially all company debt and fund the cash portion of acquisitions completed concurrently. The Company acquired five video retail companies on March 25, 1998 for an aggregate consideration of $1.9 million in cash, $1.17 million in assumption of payables, and 1,815,112 shares of the Company's common stock, subject to subsequent adjustment. In conjunction with these acquisitions, Rentrak Corporation agreed to convert $210,000 of the Company's accounts payable balance to a subordinated note. Subsequent to year end, the Company issued warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $2.00 per share to directors and consultants.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at       Additions                               Balance at
                                     Beginning     charged to costs                  Other      end of
          Description                of period       and expenses     Retirements   Changes     period
          -----------                ---------       ------------     -----------  ---------    ------
Reserves and allowances
 deducted from asset accounts:

Allowance for uncollectible
 accounts receivable:
 Year ended January 31, 1998          $325,422                          $325,422                     0

 Month ended January 31,
 1997                                        0                                      $325,422  $325,422

Year ended December 31,
 1996                                        0                                                       0