Form 10-K/A
period 1998-01-31
VIDEO CITY INC
filed 1998-06-01
CIK 773135

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                       TO

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
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES     X        NO
                                               ----------      ----------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES     X        NO
                           ----------      ----------

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of April 20, 1998, was approximately $7,783,081. The number of shares of common stock outstanding on April 20, 1998 was 11,589,039 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Documents incorporated by reference:  None.

                                    PART III

     Safe Harbor Statement under the Private Securities Litigation Reform Act of
     ---------------------------------------------------------------------------
1995.
----

     This Amendment to the Annual Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Special Considerations" as well as those discussed elsewhere in the Annual Report.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT OF THE COMPANY

     The following sets forth certain information with respect to the directors and executive officers of Video City, Inc. (the "Company"):

                                                                           DIRECTOR
     NAME                AGE   POSITIONS WITH THE COMPANY                   SINCE
     ----                ---   --------------------------                   -----
Robert Y. Lee             35   Chairman of the Board and                    1997(1)
                               Chief Executive Officer
Barry L. Collier          55   President and Director                       1997(2)
David A. Ballstadt        58   Senior Vice President and Director           1998
James Craig Kelly         40   Chief Operating Officer, Secretary           1997
                               and
                               Director
John T. Sheehy            55   Director                                     1997
Stephen C. Lehman         45   Director                                     1997
Gerald W. B. Weber        44   Director                                     1997
Charles E. Cooke          36   Director                                     1997
Michael T. Anderson       35   Director                                     1997
Timothy J. Denari         39   Chief Financial Officer                        --

_______________

(1) Mr. Lee has served as a director of the Company's predecessor, Lee Video City, Inc., since 1990. Lee Video City, Inc. merged with and into Prism Entertainment Corporation in January 1997 and the surviving corporation changed its name to Video City, Inc.

(2) Mr. Collier has served as a director of the Company's predecessor, Prism Entertainment Corporation, since 1984. Lee Video City, Inc. merged with and into Prism Entertainment Corporation in January 1997 and the surviving corporation changed its name to Video City, Inc.

     ROBERT Y. LEE has served as the Company's Chairman of the Board and Chief Executive Officer since the merger of Lee Video City, Inc. ("Lee Video City") with and into Prism Entertainment Corporation

("Prism") in January 1997. Mr. Lee founded Lee Video City, Inc. and served as its Chairman of the Board and Chief Executive Officer since its inception in February 1990. Mr. Lee purchased his first video store in 1983, and during the 1980s opened and acquired more than 20 video stores in Southern California.

     BARRY L. COLLIER has served as the President and as a director of the Company since the merger of Lee Video City, Inc. with and into Prism Entertainment Corporation (the "Merger") in January 1997. Mr. Collier served as the President, Chief Operating Officer and as a director of Prism since its inception in 1984 until the Merger. He served as the Secretary of Prism from 1984 to 1985 and was appointed as the Chief Executive Officer of Prism from 1985 until the Merger. Mr. Collier served as the Chairman of the Board of Prism from 1990 until 1994. Prism filed a voluntary petition under Chapter 11 of the Bankruptcy Code in December 1995 and emerged from Chapter 11 upon the consummation of the Merger.

     DAVID A. BALLSTADT has served as the Senior Vice President and as a director of the Company since the acquisition by the Company of its subsidiaries, Adventures in Video, Inc. and KDDJ Investments, Inc., in March 1998. Mr. Ballstadt founded and served as the President and Chief Executive Officer of Adventures in Video, Inc. and KDDJ Investments, Inc. until their sale to the Company.

     JAMES CRAIG KELLY has served as the Chief Operating Officer and Senior Vice President and as a director of the Company since the Merger in January 1997, and as its Secretary from January 1997 to April 16, 1997 and from November 20, 1997 to date. Mr. Kelly served as the Chief Operating Officer of Lee Video City, Inc. from 1992 until the Merger. For fifteen years, Mr. Kelly held various positions with Wherehouse Entertainment, a $500 million revenue retailer of music and video products, including Director of Loss Prevention from 1982 to 1984, and Vice President and Regional Manager for Wherehouse from 1984 to 1991.

     JOHN T. SHEEHY has served as a director of the Company since November 1997. Mr. Sheehy has been the Managing Director of The Value Group, LLC, an investment banking firm, since April 1996. Mr. Sheehy currently serves as a director of The First Australia Fund, Inc., The First Australia Prime Income Fund, Inc., The First Commonwealth Fund, Inc. and The First Australia Prime Income Investment Company Limited, all of which are publicly-held companies.

     STEPHEN C. LEHMAN has served as a director of the Company since the Merger in January 1997. Mr. Lehman served as the President, Chief Executive Officer and Chairman of the Board of Premiere Radio Networks, Inc., a producer of radio programming, since its inception in January 1987. Prior to this, he was the President of Stephen Lehman Productions, a syndicated radio program company while also serving as on-air personality at KIIS AM and FM/Los Angeles. From 1982 to 1984, Mr. Lehman specialized in building radio networks for independent radio syndication.

     GERALD W. B. WEBER has served as a director of the Company since the Merger in January 1997. Mr. Weber was the Senior Vice President of Retail Operations of AutoNation USA, where he was responsible for all AutoNation USA retail operations, including sales, training, planning, hiring and loss prevention. Prior to joining AutoNation USA, Mr. Weber held various management positions with Blockbuster Entertainment, including Zone Vice President of the East and Southeast Regions, Vice President of Operations, and Senior Vice President of Domestic Retail for the video retail division and President of Blockbuster Music.

     CHARLES E. COOKE has served as a director of the Company since the Merger in January 1997. Mr. Cooke is a principal of Cooke & Grace Properties which owns, manages, sells and leases commercial real property. From 1985 to 1994, Mr. Cooke was affiliated with Dobson & Johnson, Inc. as a commercial real estate broker. Mr. Cooke currently serves as a director of Nashville Bank of Commerce, a publicly-held company.

     MICHAEL T. ANDERSON has served as a director of the Company since the Merger in January 1997. Mr. Anderson is a principal in the law firm of Troop Meisinger Steuber & Pasich, LLP, in Los Angeles, California, where he specializes in commercial litigation. Prior to joining this firm, Mr. Anderson was associated with the law firm of DeCastro, West, Chodorow & Burns, and was also an associate at the Boston Consulting Group, a management consulting firm.

     TIMOTHY J. DENARI has served as the Chief Financial Officer of the Company since October 1997. Prior to joining the Company, he was the corporate controller for Fleet Card Fuels, a $100 million fuel sales corporation. Between 1993 and 1995, he was the Chief Financial Officer and Controller of the Company's predecessor, Lee Video City. Between 1990 and 1993, Mr. Denari was an Account Executive for Merrill Lynch and Shearson Lehman, managing over $30 million in private client assets. Between 1985 and 1990, he was Vice President of the Bank of Stockdale. In November 1997, Mr. Denari filed a voluntary petition under Chapter 7 of the Bankruptcy Code as a result of his personal guarantee of certain indebtedness and contingent liabilities of a corporation that operated two video stores.

     The Company, Robert Y. Lee, Barry L. Collier and Ingram Entertainment, Inc. ("Ingram") have entered into a Stockholders Agreement, dated as of January 8, 1997, which provides that the Company's Board of Directors shall consist of eight members and that Ingram, Mr. Lee and Mr. Collier shall collectively vote their shares in favor of two designees of Ingram, four designees of Mr. Lee and two designees of Mr. Collier. Of the present Board of Directors, Charles E. Cooke and Michael T. Anderson are the designees of Ingram; Mr. Lee, James Craig Kelly, John T. Sheehy and Stephen C. Lehman are the designees of Mr.Lee; and Barry L. Collier and Gerald W. B. Weber are the designees of Mr. Collier. Effective March 25, 1998, the Board was increased to nine members and David A. Ballstadt was elected to fill that vacancy. The same parties also entered into an Override Agreement, dated November 19, 1996, which provides, subject to certain exceptions, that without the written consent of Ingram, the Company shall not enter into a merger or a sale or transfer of all or substantially all of its assets, or make any material change in the nature of its business as now conducted, or change the form of organization of its business; and that without unanimous approval of the Board of Directors, the Company shall not enter into any line of business other than the sale and rental of video product and related goods, the completion of one film that the Company's predecessor, Prism Entertainment Corporation, had under way, and the exploitation of Prism's film library; these provisions will remain in force until the later of the payment in full of the Company's $1,500,000 debt to Ingram (which was paid in full on March 25, 1998), or such time as Ingram's beneficial ownership interest in the Company's common stock, on a fully diluted basis, is 4 percent or less.

     The Agreements of Merger and Plan of Reorganization entered into by the Company in connection with the acquisition by the Company of Adventures in Video, Inc. and KDDJ Investments, Inc. from David A. Ballstadt and members of his immediate family, provide that Mr. Ballstadt shall be elected as a director of the Company, effective upon the closing of such acquisitions. Concurrent with the completion of the acquisitions on March 25, 1998, the Board of Directors of the Company was expanded from eight to nine members and Mr. Ballstadt was elected to fill this vacancy. Mr. Ballstadt has served as a director of the Company since the consummation of the acquisitions.

     Directors serve until the next annual meeting of the Company's stockholders or until their successors are elected or appointed. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the officers or directors of the Company.

MEETINGS; ATTENDANCE; COMMITTEES

     During the fiscal year ended January 31, 1998, the Board of Directors of the Company met twice and the audit committee met once. No incumbent member who was a director during the past fiscal year attended fewer than 75% of the aggregate of all meetings of the Board of Directors and all meetings of the committees of the Board of Directors on which he served.

     The Company's compensation committee was formed to make recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company, including the grant of stock options to the Company's executive officers under the Company's stock option plans. The compensation committee currently consists of Stephen C. Lehman and Charles E. Cooke. The audit committee reviews the scope of the audit and other accounting related matters. The Company's audit committee currently consists of Gerald W. B. Weber and Michael T. Anderson. The Company has no other committees of its Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and greater than 10 percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the fiscal year ended January 31, 1998, its directors, executive officers and 10 percent stockholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the exception of the following: Timothy J. Denari filed a late Form 3 upon being appointed as an executive officer of the Company; and John T. Sheehy filed a late Form 3 upon being appointed as a director of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the fiscal years ended January 31, 1998, December 31, 1996 and December 31, 1995 paid by the Company to its Chief Executive Officer and the other executive officers of the Company who earned in excess of $100,000 (collectively, the "Named Executive Officers") based on salary and bonus for the fiscal year ended January 31, 1998:


         NAME AND                                                        LONG-TERM
    PRINCIPAL POSITION                 ANNUAL COMPENSATION(1)           COMPENSATION
---------------------------   ----------------------------------------  ------------
                                                                         Securities
                                     Period                              Underlying
                                    Ended(2)         Salary($)   Bonus   Options (#)
                              --------------------   ---------   -----   -----------
Robert Y. Lee (3)             January 31, 1998       $178,000    $               --
 Chief Executive Officer      December 31, 1996       172,701    --              --
                              December 31, 1995       203,958       --           --
                                                                    --

Barry L. Collier(4)           January 31, 1998        178,000       --           --
 President                    December 31, 1996       291,168       --      175,000
                              December 31, 1995       436,645       --           --

James Craig Kelly(5)          January 31, 1998        120,000       --           --
 Chief Operating Officer      December 31, 1996       101,282       --      761,600
                              December 31, 1995       100,000       --           --

___________

(1) The compensation described in this table does not include medical insurance, retirement benefits and other benefits received by the foregoing executive officers which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the foregoing executive officers of the Company, the value of which did not exceed the lesser of $50,000 or 10% of the executive officer's cash compensation in the table.
(2) Upon the consummation of the merger of Lee Video City, Inc. with and into Prism Entertainment Corporation on January 8, 1997, the Company changed its fiscal year end from December 31 to January 31.
(3) Mr. Lee served as the Chief Executive Officer of the Company's predecessor, Lee Video City, before the Merger. Mr. Lee's compensation during the fiscal years ended December 31, 1996 and December 31, 1995 reflect compensation paid to Mr. Lee by Lee Video City.
(4) Mr. Collier served as the Chief Executive Officer of the Company's predecessor, Prism, before the Merger. Mr. Collier's compensation during the fiscal years ended December 31, 1996 and December 31, 1995 reflect compensation paid to Mr. Collier by Prism.
(5) Mr. Kelly served as the Chief Operating Officer of the Company's predecessor, Lee Video City, before the Merger. Mr. Kelly's compensation during the fiscal years ended December 31, 1996 and December 31, 1995 reflect compensation paid to Mr. Kelly by Lee Video City.

OPTION GRANTS

     The Company did not grant any stock options to the Named Executive Officers during the fiscal year ended January 31, 1998.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     No stock options were exercised by any of the Named Executive Officers during the fiscal year ended January 31, 1998. The following table sets forth certain information regarding stock options held by the Named Executive Officers as of January 31, 1998:

                            FISCAL YEAR-END OPTIONS

                          NUMBER OF SECURITIES
                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                            OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT
        NAME                  YEAR-END (#)             FISCAL YEAR END ($)(1)
--------------------   ---------------------------   ---------------------------
                       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                       -----------   -------------   -----------   -------------
Robert Y. Lee.......             0               0             0               0
Barry L. Collier....       175,000               0      $113,750               0
James Craig Kelly...       761,600               0      $182,784               0

___________________
(1) Amounts are shown as the positive spread between the exercise price and an estimated fair market price of $0.75 per share as of January 31, 1998. The Company's Common Stock was not traded on an established public trading market during the fiscal year ended January 31, 1998.

DIRECTOR COMPENSATION

     Directors, other than directors who are employees of the Company, receive cash compensation in the amount of $5,000 per year for serving on the Board of Directors and are also entitled to participate in the Company's stock option plans and from time to time to receive grants of options thereunder to purchase shares of the Company's Common Stock. During the fiscal year ended January 31, 1998, Stephen C. Lehman, Gerald W. B. Weber, Charles E. Cooke and Michael T. Anderson each received options to purchase 5,000 shares of the Company's Common Stock at $2.00 per share pursuant to the Company's 1996 Stock Option Plan. In February 1998, Messrs. Lehman, Weber, Cooke, Anderson and Sheehy each received options to purchase 5,000 shares of the Company's Common Stock at $2.00 per share. Messrs. Lehman and Weber received additional compensation as consultants pursuant to consulting agreements entered into with the Company. See "Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement (the "Lee Employment Agreement") with Robert Y. Lee pursuant to which Mr. Lee serves as the Chairman of the Board and Chief Executive Officer of the Company for a term of three years commencing January 1997. The Lee Employment Agreement provides for a base salary of $178,000 per year and an annual bonus of 3 percent of any pre-tax profit in excess of $1,100,000 with respect to the fiscal year commencing February 1997; 3 percent of any pre-tax profit in excess of $1,200,000 with respect to the fiscal year commencing February 1998; and 3 percent of any pre-tax profit in excess of $1,300,000 with respect to the fiscal year commencing February 1999. The Lee Employment Agreement also provides that Mr. Lee shall be entitled to certain fringe benefits including payments of up to $500 per month for the use of an automobile.

     The Company entered into an employment agreement (the "Collier Employment Agreement") with Barry L. Collier pursuant to which Mr. Collier serves as the President of the Company for a term of two years commencing January 1997. The Collier Employment Agreement provides for a base salary of $178,000 per year.
In addition, the Collier Employment Agreement provides that Mr. Collier shall be entitled to an annual bonus equal to 12 percent of all annual revenues (net of commissions and expenses related thereto) recorded in excess of $625,000 from the licensing and/or transfer of rights to the Prism film library; an annual bonus equal to 5 percent of any promotional advertising development funds from any external source in excess of $350,000 received by or credited to the Company; and a bonus equal to 20 percent of proceeds in excess of $3,700,000 (net of commissions and expenses of sale) received by the Company generated from the sale of the Company's film library in its entirety. The Collier Employment Agreement also provides that Mr. Collier shall be entitled to certain fringe benefits including payments of up to $500 per month for the use of an automobile.

     The Company entered into an employment agreement (the "Kelly Employment Agreement") with James Craig Kelly pursuant to which Mr. Kelly serves as the Senior Vice President and Chief Operating Officer of the Company for a term of three years commencing January 1997. The Kelly Employment Agreement provides for a base salary of $120,000 per year and an annual bonus of 3 percent of any pre-tax profit in excess of $1,100,000 with respect to the fiscal year commencing February 1997; 3 percent of any pre-tax profit in excess of $1,200,000 with respect to the fiscal year commencing February 1998; and 3 percent of any pre-tax profit in excess of $1,300,000 with respect to the fiscal year commencing February 1999. The Kelly Employment Agreement also provides that Mr. Kelly shall be entitled to certain fringe benefits including payments of up to $500 per month for the use of an automobile.

     In the event that the employment of Messrs. Lee, Collier or Kelly is terminated for any reason other than "material breach" or "cause" as defined in his employment agreement, the Company shall pay the remainder of the base salary to such individual for the remaining term of such employment agreement.

STOCK OPTION PLAN

     In November 1996, the Board of Directors and shareholders of the Company's predecessor, Lee Video City, Inc., adopted its 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, which was assumed by the Company, provides for the grant of options to directors, officers, other employees and consultants of the Company to purchase up to an aggregate of 1,000,000 shares of Common Stock. The purpose of the 1996 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The 1996 Plan is to be administered by the Board of Directors, or a committee of the Board, which has discretion to select optionees and to establish the terms and conditions of each option, subject to the provisions of the 1996 Plan. Options granted under the 1996 Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options.

     The exercise price of incentive stock options may not be less than the fair market value of Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10 percent of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 1996 Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1996 Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant. Nonqualified options may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year. Options may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10 percent of the total combined voting power of all classes of capital stock of the Company), or such lesser period of time as is set forth in the applicable stock option agreement. Options granted under the 1996 Plan generally are nontransferable except by will or by the laws of descent and distribution. Shares subject to options that expire unexercised under the 1996 Plan will once again become available for future grant under the 1996 Plan. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as recapitalizations, stock splits or stock dividends. The 1996 Plan is effective for ten years, unless sooner terminated or suspended.

     In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination will immediately terminate, and any options that are exercisable will terminate not less than three months (six months in the case of termination by reason of death or disability) following termination of employment, or such other period of not less than 30 days after the date of termination as is specified in the applicable stock option agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's compensation committee was formed to make recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company, including the grant of stock options to the Company's executive officers under the Company's stock option plans. The compensation committee consisted of Stephen C. Lehman and Charles E. Cooke during the fiscal year ended January 31, 1998. Mr. Lehman provided finance, acquisitions and corporate development consulting services to the Company pursuant to a consulting agreement entered into between the Company and Mr. Lehman. The consulting agreement, as amended, provides for compensation in the form of options to purchase 90,000 shares of the Company's Common Stock at $2.00 per share and warrants to purchase 100,000 shares of the Company's Common Stock at $2.00 per share. See "Certain Relationships and Related Transactions."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 26, 1998, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers, and (iv) all officers and directors of the Company as a group.


                                                   Number of Shares        Percentage of
            Name and Address(1)                  Beneficially Owned(2)      Outstanding
--------------------------------------------   -------------------------   --------------
Robert Y. Lee...............................         3,319,024(3)             28.6%
Barry L. Collier............................           960,434(4)              8.2%
David A. Ballstadt..........................           335,500                 2.9%
James Craig Kelly...........................           761,600(4)              6.2%
John T. Sheehy..............................            20,000(4)               *
Stephen C. Lehman...........................         170,000(4)(5)             1.4%
Gerald W. B. Weber..........................            60,000(4)               *
Charles E. Cooke............................            15,000(4)               *
Michael T. Anderson.........................            10,000(4)               *
Ingram Entertainment Inc.(6)................         2,757,153(6)             22.2%
Mortco, Inc.(7).............................         1,329,666(7)             11.3%
All Directors and Executive Officers as a          5,086,124(4)(5)            39.8%
 group (10 persons).........................

_____________
*    Less than one percent.
(1) Except as otherwise indicated, the address of each principal stockholder of the Company is c/o Video City, Inc. at 6840 District Boulevard, Bakersfield, California 93313.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of Common Stock subject to options or warrants that are currently exercisable or are exercisable within 60 days of May 26, 1998, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(3)  Includes a proxy to vote 610,000 shares owned by Mr. Collier.
(4) Includes the following currently exercisable stock options to purchase shares from the Company: Mr. Collier, 175,000 shares; Mr. Kelly, 761,600 shares; Mr. Sheehy, 5,000 shares; Mr. Lehman, 70,000 shares; Mr. Weber, 60,000 shares; Mr. Cooke, 10,000 shares; and Mr. Anderson, 10,000 shares.
(5) Includes a warrant to purchase 100,000 shares of Common Stock from the Company.

(6) Consists of 1,500,000 shares owned outright; a warrant to purchase 404,403 shares from Robert Y. Lee; and a warrant to purchase 852,750 shares from the Company. Ingram Entertainment Inc.'s address is Two Ingram Boulevard, La Vergne, Tennessee 37089.
(7) Consists of 1,133,106 shares owned outright; and warrants to purchase 196,560 shares from the Company. Mortco, Inc.'s address is One Airport Center, 7700 N.E. Ambassador Place, Portland, Oregon 97220. Mortco, Inc. is a wholly-owned subsidiary of Rentrak Corporation.

     The Company does not know of any arrangements that may at a subsequent date result in a change of control of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ingram Entertainment Inc. has been the principal supplier of videocassettes and related equipment to the Company for a number of years, and has been a secured creditor of the Company since August 1991. As of December 31, 1995, the Company owed Ingram $7.3 million. This amount was paid down to $4.5 million in June 1996 with proceeds derived from the Company's sale of eleven stores. On January 8, 1997, concurrent with the merger of Lee Video City, Inc. into Prism Entertainment Corporation, Ingram accepted 1,500,000 shares of common stock of the Company in cancellation of $3,000,000 of the Company's indebtedness to Ingram, reducing the Company's remaining long-term indebtedness to Ingram to $1,500,000. At the same time, Ingram also received warrants to purchase 852,750 shares of common stock from the Company and 404,403 shares of common stock from Robert Y. Lee. In March 1998, the Company used funds in the amount of $1,500,000 from the credit facility with FINOVA Capital Corporation to pay off the term loan owing to Ingram.

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

     On March 25, 1998, the Company acquired Adventures in Video, Inc. ("Adventures in Video") and KDDJ Investments, Inc. ("KDDJ") from David A. Ballstadt and members of his immediate family pursuant to two Agreements of Merger and Plan of Reorganization (each a "Merger Agreement"). Adventures in Video owns and operates 13 stores in the greater Minneapolis metropolitan area and KDDJ owns and operates three stores in San Francisco, California. The purchase price for Adventures in Video was 440,000 shares of the Company's Common Stock, plus an additional 426,000 shares that will become issuable if either (a) the gross revenues of such stores during the three months of April through June 1998 exceed their gross revenues during the corresponding three months of 1997, or (b) if the Company fails to make certain specified upgrades of the stores. The purchase price for KDDJ was 110,000 shares of the Company's Common Stock plus an additional 106,500 shares that will become issuable if those three stores meet targets substantially the same as the contingent share targets described above for Adventures in Video. The two Merger Agreements provide for an adjustment in the number of the Company's shares if and to the extent that the aggregate liabilities of the two companies as of the closing is greater or less than $1,200,000. Pursuant to the Adventures in Video Merger Agreement, the Company paid off existing indebtedness of approximately $449,000 that Adventures in Video owed to Marquette Bank, N.A. Concurrently with these two acquisitions, the Board of Directors of the Company was expanded from eight to nine members and David A. Ballstadt was elected to fill this vacancy. Mr. Ballstadt has served as a director of the Company since the consummation of the two acquisitions. The Company also entered into a two-year employment agreement with Mr. Ballstadt at a salary of $100,000 per year plus a possible bonus of up to $100,000 per year based on increases, if any, in certain dealer allowances, and certain additional benefits.

     On March 25, 1998, the Company sold the rights to its library of 47 feature films and other properties and related accounts receivable to an entity owned and controlled by Stephen C. Lehman, a member of the Company's board of directors, for $1,350,000 in cash. The film library is stated at the net realizable value at January 31, 1998. The library was the principal asset of Prism, prior to the merger in January 1997 of Lee Video City with and into Prism. Under the agreement by which the Company sold its film rights, the Company has a right to buy back the film library at any time through February 4, 1999 at escalating prices ranging from $1,650,000 to $1,850,000, less amounts actually received and collected by the buyer on account of the accounts receivable or other exploitation of the film library; the Company would not exercise this right unless it expects to be able to resell the film library at a profit, since management no longer intends to remain in the film production or distribution business.

     On March 25, 1998, the Company also entered into a restructured debt agreement with Rentrak Corporation ("Rentrak"), a major lessor of videocassettes under a revenue sharing arrangement. Prior to the acquisition of the five companies on March 25, 1998, the Company and Sulpizio One, Inc. (one of the acquired companies) were parties to such arrangements with Rentrak. With the expanded group of stores as a result of the acquisitions, management expects to increase its leasing of videocassettes from Rentrak. As part of the restructuring, Rentrak agreed to accept 194,950 shares of the Company's Common Stock in settlement of a lawsuit Rentrak had previously filed against Adventures in Video, Inc. (one of the acquired companies), and 470,162 shares of the Company's Common Stock in satisfaction of indebtedness owed to Rentrak by Sulpizio One, Inc. As part of the restructured debt agreement, Rentrak also agreed to a deferral of certain amounts owed to it by Sulpizio One, Inc. and the Company, and obtained a security interest in the assets of the Company to secure such amounts. Rentrak also released Robert Y. Lee, the Company's Chairman of the Board and Chief Executive Officer, from personal guaranties of the Company's indebtedness that Mr. Lee had previously given. Rentrak's wholly-owned subsidiary, Mortco, Inc., is a principal shareholder of the Company.

     On April 16, 1997, the Company entered into three year consulting agreements with Gerald W. B. Weber and Stephen C. Lehman pursuant to which Messrs. Weber and Lehman shall provide finance, acquisitions and corporate development consulting services to the Company. The consulting agreements of Messrs. Weber and Lehman provide for compensation in the form of options to purchase an aggregate of 75,000 and 90,000 shares, respectively, of the Company's Common Stock at $2.00 per share. Options to purchase one-third of such shares of Common Stock vest each year commencing on April, 16, 1997 and any unexercised portions terminate on April 15, 2002. Each consulting agreement also provides that the Company shall reimburse the consultant for reasonable out-of-pocket expenses incurred in performing his consulting services, that the Company shall indemnify the consultant with respect to any claims made against the consultant arising in connection with the consulting service, and that either party may terminate the consulting agreement by providing 30 days notice to the other party. On March 24, 1998, Mr. Lehman's consulting agreement was amended to provide Mr. Lehman additional compensation in the form of warrants to purchase 100,000 shares of the Company's Common Stock at $2.00 per share. Messrs. Weber and Lehman are directors of the Company.

     In April 1997, the Company entered into an engagement agreement with Sphere Capital Partners ("Sphere Capital") pursuant to which Sphere Capital shall act as the exclusive financial advisor to the Company providing financial management, acquisition and financing advisory services for a period of one year commencing April 1997 and for such additional one year terms as may be mutually agreed to by Sphere Capital and the Company. The agreement provides that during the term of the engagement, Sphere Capital shall limit its financial advisory services within the video retail industry solely to the Company. The engagement agreement provides for a base fee of $5,000 per month which shall be credited against any transaction fees to which Sphere Capital may be entitled upon consummation of any acquisition or financing transaction. The engagement agreement also provides that the Company shall reimburse Sphere Capital for reasonable out-of-pocket expenses incurred in performing its financial advisory services and that either party may terminate the engagement by providing 45 days notice to the other party. During the fiscal year ended January 31, 1998, the Company paid Sphere Capital fees in the amount of approximately $28,000. Effective April 1998, a new engagement agreement was entered into by the Company and The Value Group, LLC, the successor entity to Sphere Capital, which provides for a base fee of $2,500 per month which shall be credited against any transaction fees to which The Value Group, LLC, may be entitled upon consummation of any acquisition or financing transaction. John T. Sheehy serves as a director of the Company and is a Managing Director of The Value Group, LLC and its predecessor, Sphere Capital.

     In May 1998, the Company commenced a private placement financing of the Company's securities in which Ridgewood Capital Funding, Inc. ("Ridgewood") has agreed to serve as the placement agent. John T. Sheehy, a member of the Board of Directors of the Company, will assist Ridgewood in conducting the offering, acting as a registered broker under Ridgewood's broker-dealership. In addition, certain directors of the Company and The Value Group, LLC may participate in the private placement financing by investing in the Company's securities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VIDEO CITY, INC.



                                 By   /s/ Robert Y. Lee
                                   --------------------------
                                   Robert Y. Lee
                                   Chairman of the Board
                                   and Chief Executive Officer
Date:  May 29, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE           TITLE                                    DATE
        ---------           -----                                    ----
/s/ Robert Y. Lee           Chairman of the Board and            May 29, 1998
-------------------------   Chief Executive Officer
Robert Y. Lee               (Principal
                            Executive Officer)

/s/ Barry L. Collier        President and Director               May 29, 1998
-------------------------
Barry L. Collier

/s/ David A. Ballstadt      Senior Vice President and Director   May 29, 1998
-------------------------
David A. Ballstadt

/s/ Timothy J. Denari       Chief Financial Officer              May 29, 1998
-------------------------   (Principal
Timothy J. Denari           Financial and Accounting Officer)

/s/ James Craig Kelly       Secretary and Director               May 29, 1998
-------------------------
James Craig Kelly

/s/ John T. Sheehy          Director                             May 29, 1998
-------------------------
John T. Sheehy

                            Director                             May ___, 1998
-------------------------
Michael T. Anderson

                            Director                             May ___, 1998
-------------------------
Gerald W.B. Weber

                            Director                             May ___, 1998
-------------------------
Charles E. Cooke

                            Director                             May ___, 1998
-------------------------
Stephen C. Lehman
