Form 10-Q
period 1998-04-30
VIDEO CITY INC
filed 1998-06-15
CIK 773135

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 1998

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

Yes  X     No
   -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                         Outstanding at June 12, 1998
-----                                         ----------------------------
Common Stock                                           11,589,039

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                               VIDEO CITY, INC.
                                BALANCE SHEETS
                                 CONSOLIDATED

                                                                April 30,        January 31,
                                                                  1998              1998
                                                               -----------       ----------
                                                               (unaudited)
Assets

Current assets:
     Cash                                                      $    40,565       $   28,127

     Accounts receivable                                           531,055          758,101

     Notes receivable                                              231,177          355,430

     Merchandise inventories                                       756,600          339,759
     Other                                                         722,024          411,536
                                                               -----------       ----------

Total current assets                                             2,281,421        1,892,953

Videocassette rental inventory, net of
     Accumulated amortization                                    6,328,944        2,795,258

Property and Equipment, net                                      1,715,230          859,708

Prism Film Library                                                       0          818,171

Good Will                                                          924,141                0

Other assets                                                     1,071,340          233,226
                                                               -----------       ----------

Total assets                                                   $12,321,076       $6,599,316
                                                               ===========       ==========

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                                BALANCE SHEETS
                                 CONSOLIDATED


                                                                April 30,        January 31,
                                                                  1998              1998
                                                               -----------       -----------
                                                               (unaudited)
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable                                          $ 4,484,222       $ 2,166,027
     Accrued expenses                                              608,901           702,293
     Current portion of long-term debt                             749,793         1,674,457
                                                               -----------       -----------

Total current liabilities                                        5,495,924         4,542,777

Long-term debt                                                   5,311,731         2,043,431

Other liabilities                                                  579,947           711,931
                                                               -----------       -----------

Total liabilities                                               11,734,596         7,298,139


Stockholders' equity:
     Common stock, $.01 par value per share,
     Authorized 20,000,000 shares; issued and
     Outstanding 11,859,039 shares at April 30
     and 9,773,927 shares at January 31, 1998                      115,890            97,739
Additional paid-in capital                                       8,328,162         7,075,735
Accumulated deficit                                             (7,857,572)       (7,872,297)
                                                               -----------       -----------

Total stockholders' equity                                         586,480          (698,823)

Total Liabilities and Stockholders' Equity                     $12,321,076       $ 6,599,316
                                                               ===========       ===========

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                           STATEMENTS OF OPERATIONS
                                 CONSOLIDATED
                                  (UNAUDITED)

                                                             For the three months ended
                                                             April 30,        April 30,
                                                               1998             1997
                                                            -----------      ----------
Revenues:
     Rental revenues and product sales                      $ 3,391,323      $2,281,317
      Management Fee Income                                      42,833          61,500
                                                            -----------      ----------
Total Revenues                                                3,434,156       2,342,817

Operating Costs and Expenses:
     Store operating expenses                                 1,715,269       1,068,818
     Amortization of videocassette rental inventory             453,237         624,899
     Cost of product sales                                      212,949         223,921
     Cost of leased product                                     237,091         103,110
     General and administrative expenses                        678,741         504,848
                                                            -----------      ----------

Total operating costs and expenses                            3,297,287       2,525,596

Income (loss) from operations                                   136,869        (182,779)

Other (Income) Expense:
     Interest expense                                           122,144         152,832
                                                            -----------      ----------

Net income (loss)                                                14,726        (335,611)
                                                            ===========      ==========

Basic earnings (loss) per share                                    0.00            0.03
Diluted earnings (loss) per share                                  0.00            0.03

Weighted average number of common
 shares outstanding
     Basic                                                   10,540,308       9,753,927
     Diluted                                                 11,126,998       9,753,927

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                           STATEMENTS OF CASH FLOWS
                                 CONSOLIDATED
                                  (UNAUDITED)

                                                                 For the three months ended
                                                                 April 30,         April 30,
                                                                   1998               1997
                                                                -----------       -----------
Increase (Decrease) in Cash

Cash flows from operating activities:

Net Income (loss)                                               $    14,725       $  (335,611)

Adjustments to reconcile net loss to net cash provided by
  Operating activities:
     Depreciation and amortization                                  534,020           760,457
     Non-cash interest                                                                  2,974
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable                     227,046           367,688
     Decrease (increase) in notes receivable                        124,253            24,366
     Decrease (increase) in merchandise inventories                (416,841)         (134,654)
     Decrease (increase) in other assets                         (2,072,743)             (115)
     Increase (decrease) in accounts payable                      2,318,195          (624,210)
     Increase (decrease) in accrued expenses                        (93,392)         (101,989)
     Increase (decrease) in other liabilities                      (131,982)             (635)
                                                                -----------       -----------

Total adjustments                                                   488,556           297,886
                                                                -----------       -----------

Net cash provided by (used in) operating activities                 503,281           (37,725)

Cash flows from investing activities:
     Purchases of videocassette rental inventory, net            (3,739,966)         (475,231)
     Purchases of fixed assets                                     (933,809)          (42,475)
     Proceeds from Sale of Prism Film Library                       818,171

Net cash used in investing activities                            (3,855,604)         (517,706)

Cash flows from financing activities:
     Principal payments on obligations under capital leases         (18,136)          (68,478)
     Repayment of long-term debt                                 (3,539,752)         (498,345)
     Proceeds from issuance of long-term debt                     5,652,071                 -
     Proceeds from issuance of common stock for acquisitions      1,270,578

Net cash provided by (used in) financing activities               3,364,761          (566,823)

Net Increase (decrease) in cash                                      12,438        (1,122,254)
Cash at beginning of the period                                      28,127         1,246,517
                                                                -----------       -----------

Cash at end of the period                                            40,565           124,263
                                                                ===========       ===========

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENT PRESENTATION

     The financial statements as of April 30, 1998 and for the quarterly periods ended April 30, 1998 and April 30, 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998.

     The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of April 30, 1998 and the results of operations and cash flows for the three months ended April 30, 1998 and April 30, 1997. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements include the accounts of Video City, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company acquired five corporations owning and operating an aggregate of 29 retail video stores and began reporting their transactions on a consolidated basis on March 25, 1998.


2.  RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", which established new standards for calculating and disclosing earnings per share. All prior period earnings per share data has been restated to conform with the provisions of SFAS No. 128. Diluted basic earnings/loss per share computations are based on the weighted average number of common shares outstanding. Diluted earnings/loss per share includes the effect from the assumed exercise of dilutive options and warrants.

     Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect, if any, on its financial position or results of operations.

     Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No.130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income/loss does not differ from net income/loss.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect, if any, of SFAS No. 131 on its Results of Operations.


3.  RECENT EVENTS

     The Company sold the rights to its Film Library and related accounts receivable on March 25, 1998 to an entity owned and controlled by Stephen C. Lehman, a member of the Company's Board of Directors for $1,350,000 in cash. No gain or loss was recognized upon sale since the film library was stated at the net realizable value at January 31, 1998. The proceeds were used to retire indebtedness to Imperial Bank. The Company entered into a new $7.5 million senior credit agreement with FINOVA on March 25, 1998. The initial advance of $5.5 million was used to refinance substantially all company debt and fund the cash portion of acquisitions completed concurrently. The Company acquired five video retail companies on March 25, 1998 for an aggregate consideration of $1.9 million in cash, $1.17 million in assumption of payables, and 1,815,112 shares of the Company's common stock, subject to subsequent adjustment. In conjunction with these acquisitions, Rentrak Corporation agreed to convert $210,000 of the Company's accounts payable balance to a subordinated note. Subsequent to year end, the Company issued warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $2.00 per share to directors and consultants. On May 27, 1998, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 30,000,000 shares, and to authorize 2,000,000 shares of the Company's preferred stock.

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

     On March 25, 1998, the Company acquired five corporations owning and operating an aggregate of 29 retail video stores. These acquisitions increased the Company's chain of retail video stores from 18 to 47 stores, and were accounted for using purchase accounting. Concurrent with the acquisitions, the Company sold the rights to its library of 47 feature films and other properties and related accounts receivable for $1,350,000 in cash. The film library is stated at the net realizable value at January 31, 1998. In addition, the Company and its five newly acquired subsidiaries entered into a $7,500,000 Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA"), secured by all of the assets of the Company. The balance sheet as of April 30, 1998 and the statement of operations for the three months then ended reflect these recent transactions on March 25, 1998 and the subsequent operations of the five newly acquired companies during the three months period.

RESULT OF OPERATIONS

Three months ended April 30, 1998 compared to three months ended April 30, 1997

REVENUES

     Rental revenues increased $1,091,000, or 46.6%, to $3,434,000 for the three months ended April 30, 1998 compared to $2,343,000 for the three months ended April 30, 1997. The increase in revenues was primarily due to the purchase of five corporations owning 29 stores by the Company in March 1998. Same store revenues for the three months ended April 30, 1998 increased by approximately 5.9% compared to the same period ending April 30, 1997. Management fee income decreased $19,000, or 30.3% to $43,000 for the three months ended April 30, 1998 compared to $62,000 for the same period ending April 30, 1997. The decrease resulted from the reduction in the number of managed stores from six to two, as four of the licensees were among the 29 acquired stores.

STORE OPERATING EXPENSES

     Store operating expenses increased $646,000, or 60.4%, to $1,715,000 for the three months ended April 30, 1998 compared to $1,069,000 for the three months ended April 30, 1997. The increase was primarily due to the purchase of 29 stores by the Company in March 1998. Store operating expenses as a percentage of total revenue was 49.9% in 1998 compared to 45.6% in 1997. The increase was primarily due to initial payroll, supply, and maintenance expenses for the 29 newly acquired stores.

AMORTIZATION OF VIDEOCASSETTE RENTAL INVENTORY

     Amortization of videocassette rental inventory decreased $172,000, or 27.5%, to $453,000 for the three months ended April 30, 1998 compared to $625,000 for the three months ended April 30, 1997. The decrease was primarily due to the change in salvage value from $0 to $6 and the purchased stores rental inventory having a lower than average initial cost per unit.

COST OF PRODUCT SALES

     Cost of product sales decreased by $11,000, or 4.9%, to $213,000 for the three months ended April 30, 1998 compared to $224,000 for the three months ended April 30, 1997. Cost of product sales as a percentage of total revenue for the three months ended April 30, 1998 was 6.2% compared to 9.6% for the three months ended April 30, 1997. The decrease was primarily due to the 29 acquired stores having less merchandise for sale initially than the Company's existing 18 stores, and the Company merchandising higher profit margin items.

COST OF LEASED PRODUCT

     Cost of leased product increased by $134,000, or 130% to $237,000 for the three months ended April 30, 1998 compared to $103,000 for the three months ended April 30, 1997. Cost of leased product as a percentage of total revenue for the three months ended April 30, 1998 was 6.9% compared to 4.4% for the three months ended April 30, 1997. The increase was due to the purchase of 29 stores by the Company in March 1998 and the Company leasing additional titles to provide "guaranteed" rentals periodically in all stores.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $174,000, or 34.5%, to $679,000 for the three months ended April 30, 1998 compared to $505,000 for the three months ended April 30, 1997. General and administrative expenses as a percentage of total revenue for the three months ended April 30, 1998 was 19.8%
compared to 21.5% for the three months ended April 30, 1997.   The increase is
primarily due to the costs to support the additional 29 stores.

INTEREST EXPENSE

     Interest expense decreased $31,000, or 20.3%, to $122,000 for the three months ended April 30, 1998 compared to $153,000 for the three months ended April 30, 1997. The decrease in interest expense was primarily due to the reduction of long-term debt of the Company from the proceeds of the sale of the Prism Film Library. The Prism film library had been written down to net realizable value as of January 31, 1998.

INCOME TAXES

     The Company had no income tax expense for the three months ended April 30, 1998 or the three months ended April 30,1997 as it had no taxable income during these periods. The Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax had been recognized due to the valuation allowance on the net deferred tax asset. A full valuation allowance has been established as Management has not determined that it is more likely than not that the deferred tax asset will be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", which established new standards for calculating and disclosing earnings per share. All prior period earnings per share data has been restated to conform with the provisions of SFAS No. 128. Diluted basic earnings/loss per share computations are based on the weighted average number of common shares outstanding. Diluted earnings/loss per share includes the effect from the assumed exercise of dilutive options and warrants.

     Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect, if any, on its financial position or results of operations.

     Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No.130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income/loss does not differ from net income/loss.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect, if any, of SFAS No. 131 on its Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its short-term working capital needs, including the acquisition of videocassettes and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future videocassette and other inventory purchases and other working capital needs. Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during fiscal 1999.

     The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, the net proceeds from the possible sale of debt or equity securities, credit facilities, trade credit, and equipment leases. On March 25, 1998, the Company and its five newly acquired subsidiaries entered into a $7,500,000 Loan and Security Agreement with FINOVA, secured by all of the assets of the Company. Of these funds, $5,700,000 has been or may be used to pay the cash portion of the acquisition purchase prices, to repay other existing indebtedness of Video City, to repay certain existing indebtedness of the acquired companies, and to provide inventory financing and working capital for the expanded retail operation of the combined companies. The remaining $1,800,000 of the credit facility may be used only to finance future acquisitions, if any.

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

CASH FLOWS

Three Months ended April 30, 1998 Compared to Three Months ended April 30, 1997

     Net cash provided by operating activities increased by approximately $541,000 primarily due to an increase in accounts payable and a decrease in accounts and notes receivables partially offset by an increase in other assets and merchandise inventories. Net cash used in investing activities increased by $3,338,000 primarily due to the acquisition of 29 stores, partially offset by the sale of the Prism Film Library. Net cash provided by financing activities increased $3,932,000 mainly due to the proceeds received from the FINOVA credit facility and the issuance of common stock in satisfaction of a portion of the acquisition purchase price on the 29 stores, partially offset by the repayment of existing debt of the Company.



PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On March 25, 1998, the Company issued 1,150,000 shares of its Common Stock to certain owners of the companies recently acquired by the Company as part of the purchase price of such acquired companies. In addition, pursuant to a restructured debt agreement between the Company and Rentrak Corporation ("Rentrak"), the Company issued 665,112 additional shares of its Common Stock to Rentrak in settlement of a lawsuit Rentrak had previously filed against one of the acquired companies and in payment of indebtedness owed to Rentrak by another acquired company. As part of the consideration to FINOVA Capital Corporation in connection with the establishment of the Company's credit facility, the Company issued to FINOVA a warrant which gives FINOVA the right either (i) to require the Company to repurchase the warrant for $600,000 at any time commencing March 25, 2001 and expiring March 25, 2005, or (ii) to purchase 520,720 shares of the Company's Common Stock at a price of $0.01 per share but only if, prior to March 25, 2005, Robert Y. Lee's ownership of the Company's outstanding Common Stock decreases to 10 percent or less, or the Company makes a public offering of shares of its Common Stock, or the Company terminates the Loan and Security Agreement with FINOVA, or the Company recapitalizes, refinances, reorganizes, or sells substantially all of its assets. The Company also granted options to purchase a total of 25,000 shares of Common Stock and issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share to its directors and consultant.

     The Company believes that the issuances of its securities pursuant to the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as transactions not involving public offerings.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The shareholders of the Company approved an amendment (the "Amendment") to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 30,000,000 shares and to authorize 2,000,000 shares of the Company's preferred stock, which may be issued in one or more series on terms and conditions that may be established by the Board of Directors of the Company from time to time. The Amendment was approved and adopted by the affirmative written consents of the holders of more than a majority of the outstanding shares of Common Stock of the Company. The Amendment became effective on May 27, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     --------

Numbers                     Description
-------                     -----------
3.1       Certificate of Amendment of Certificate of Incorporation of the
          Company.

3.2       Certificate of Designations for the Company's Series A Convertible
          Redeemable Preferred Stock.

10.1      Agreement of Merger and Plan of Reorganization among Video City,
          Inc., Video Adventures Corp., Adventures in Video, Inc. and David A.
          Ballstadt, dated as of March 25, 1998.(1)

10.2      Agreement of Merger and Plan of Reorganization among Video City,
          Inc., Video Ballstadt Corp., KDDJ Investments, Inc. and David A.
          Ballstadt, dated as of March 25, 1998.(1)

10.3      Agreement of Merger and Plan of Reorganization among Video City,
          Inc., Video Acquisition Corp., Leptis Magna, Inc. d/b/a Video
          Unlimited and G. Wayne Bailey and Orawan Bailey, dated as of March 25,
          1998.(1)

10.4      Agreement of Merger and Plan of Reorganization among Video City,
          Inc., Video Republic Corp., Old Republic Entertainment, Inc. and C.
          Anthony Anderson, dated as of March 25, 1998.(1)

10.5      Agreement of Merger and Plan of Reorganization among Video City,
          Inc., Video Sulpizio Corp., Sulpizio One, Inc., Dennis Rhoton and
          Edward Rheinhardt, dated as of March 25, 1998.(1)

10.6 Film Rights Transfer Agreement dated as of March 23, 1998 by and among Conrad Entertainment, LLC and Video City, Inc.(1)

10.7 Loan and Security Agreement dated as of March 24, 1998 by and among FINOVA Capital Corporation and Video City, Inc., Adventures in Video,
          Inc., KDDJ Investments, Inc., Leptis Magna, Inc., Old Republic
          Entertainment, Inc. and Sulpizio One, Inc.(1)


10.8      Warrant issued to FINOVA Capital Corporation.(1)

10.9      Restructured Debt Agreement dated March 25, 1998, by and between
          Rentrak Corporation, Mortco, Inc., Video City, Inc., Sulpizio One,
          Inc. and Adventures in Video, Inc.(1)

10.10     Employment Agreement, dated March 25, 1998, between the Company and
          David A. Ballstadt.

27.1      Financial Data Schedule.

____________________
(1) Previously filed as exhibits to the Company's Current Report on Form 8-K, dated March 25, 1998, and incorporated herein by reference.


(b)  Reports on Form 8-K:
     -------------------

     On April 9, 1998, the Company filed a Current Report on Form 8-K, dated March 25, 1998, to report under Item 2. and Item 5. the acquisition of five companies, the sale of its film library, and the entering into of a new credit facility and a restructured debt agreement. On June 8, 1998, the Company filed an amendment to such Current Report to report under Item 7 the financial statements of the businesses acquired and the pro forma financial statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  VIDEO CITY, INC.

Date:  June 13, 1998                              /s/ Robert Y. Lee
                                                  -----------------
                                                  Robert Y. Lee
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

Date:  June 13, 1998                              /s/ Timothy J. Denari
                                                  ---------------------
                                                  Timothy J. Denari
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)