Form 10-Q
period 1998-07-31
VIDEO CITY INC
filed 1998-09-14
CIK 773135

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1998

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

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

Yes    X    No
    --------  ------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    X    No
    --------  ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                        Outstanding at September 10, 1998
-----                                        ---------------------------------
Common Stock                                            11,775,914

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VIDEO CITY, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                 JULY 31,
                                                   1998                JANUARY 31,
                                               (UNAUDITED)                1998
                                           ------------------      ------------------
ASSETS

Current assets:
     Cash                                         $    20,768              $   28,127

     Accounts receivable                            1,319,573                 758,101

     Notes receivable                                 231,177                 355,430

     Merchandise inventories                          956,677                 339,759

     Other                                            351,910                 411,536
                                           ------------------      ------------------
Total current assets                                2,880,105               1,892,953

Videocassette rental inventory, net of
     accumulated amortization                       6,411,578               2,795,258

Property and equipment, net                         1,744,051                 859,708

Prism film library                                          0                 818,171

Goodwill                                            1,610,781                       0

Deferred tax asset                                  1,933,699                       0

Other assets                                        1,352,249                 233,226
                                           ------------------      ------------------
TOTAL ASSETS                                      $15,978,279              $6,599,316
                                           ==================      ==================

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          JULY 31,
                                                            1998              JANUARY 31,
                                                        (UNAUDITED)               1998
                                                     -----------------      -----------------
LIABILITIES

Current liabilities:
     Accounts payable                                      $ 3,588,734            $ 2,166,027
     Accrued expenses                                          569,213                702,293
     Current portion of long-term debt                       1,395,798              1,674,457
                                                     -----------------      -----------------
Total current liabilities                                    5,553,745              4,542,777

Long-term debt                                               6,445,612              2,043,431

Other liabilities                                              428,805                711,931
                                                     -----------------      -----------------
TOTAL LIABILITIES                                           12,428,162              7,298,139
                                                     -----------------      -----------------
Series A convertible redeemable preferred
  stock; 7,000 shares issued and outstanding
  at July 31, 1998                                             700,000                      0

STOCKHOLDERS' EQUITY
Common stock, $.01 par value per share, 30,000,000
  shares authorized; 11,775,883 shares issued and
  outstanding at July 31, 1998 and 9,773,927 shares
  issued and outstanding at January 31, 1998                   117,759                 97,739
Additional paid-in capital                                   8,659,737              7,075,735
Accumulated deficit                                         (5,927,379)            (7,872,297)
                                                     -----------------      -----------------
TOTAL STOCKHOLDER'S EQUITY                                   2,850,117               (698,823)
                                                     -----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $15,978,279            $ 6,599,316
                                                     =================      =================

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                               JULY 31,            JULY 31,           JULY 31,           JULY 31,
                                                 1998                1997               1998               1997
                                            --------------     --------------     ---------------     --------------
REVENUES
     Rental revenues and product sales         $ 6,009,738         $2,489,192         $ 9,401,061         $4,709,009
      Management Fee Income                         13,500             61,500              56,333            123,000
                                            --------------     --------------     ---------------     --------------
TOTAL REVENUES                                   6,023,238          2,550,692           9,457,394          4,832,009
                                            --------------     --------------     ---------------     --------------
OPERATING COSTS AND EXPENSES
     Store operating expenses                    2,715,555          1,074,439           4,430,824          2,156,463
     Amortization of videocassette rental
      inventory                                    710,143            347,029           1,163,380            971,928
     Cost of product sales                       1,070,747            211,898           1,283,696            435,819
     Cost of leased product                        469,794             65,936             706,885            169,046
     General and administrative expenses           771,818            718,166           1,450,559          1,219,010
                                            --------------     --------------     ---------------     --------------
TOTAL OPERATING COSTS AND EXPENSES               5,738,057          2,417,468           9,035,344          4,952,266
                                            --------------     --------------     ---------------     --------------
INCOME (LOSS) FROM OPERATIONS                      285,181            133,224             422,050           (120,257)

Other (Income) Expense:
     Interest expense                              199,957            126,316             322,101            279,148
     Other                                         (15,097)           (90,256)            (15,097)          (160,958)
                                            --------------     --------------     ---------------     --------------
Income before taxes                                100,321             97,164             115,046           (238,447)
Income tax expense (benefit)                    (1,829,869)                 0          (1,829,869)                 0
                                            --------------     --------------     ---------------     --------------
NET INCOME (LOSS)                              $ 1,930,190         $   97,164         $ 1,944,915         $ (238,447)
                                            ==============     ==============     ===============     ==============
Basic Earnings (Loss) Per Share                      $0.17              $0.01               $0.18             $(0.02)
Diluted Earnings (Loss) Per Share                    $0.16              $0.01               $0.17             $(0.02)

Weighted average number of common shares
 outstanding
   Basic                                        11,605,716          9,753,927          11,053,757          9,753,927
   Diluted                                      12,220,067          9,753,927          11,626,322          9,753,927

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                            JULY 31,               JULY 31,
                                                              1998                   1997
                                                      -------------------     -----------------
Cash flows from operating activities:
Net income (loss)                                             $ 1,944,915           $  (238,447)
Adjustments for non-cash items:
     Amortization of film cost                                    818,171                12,000
     Depreciation and amortization                              1,875,732             1,145,251
     Non-cash interest                                                  0                 2,974
     Issuance of common stock for services                        333,444                     -
     (Gain) loss on disposal of assets                                  0                 4,004
     Decrease (increase) in accounts receivable                  (561,472)            1,337,398
     Decrease (increase) in notes receivable                      124,253               109,897
     Decrease (increase) in merchandise inventories              (616,918)             (139,656)
     Decrease (increase) in other assets                       (2,819,824)               18,938
     Decrease (increase) in deferred tax assets                (1,829,869)                    0
     Increase (decrease) in accounts payable                    1,422,707              (433,372)
     Increase (decrease) in accrued expenses                     (133,080)             (206,511)
     Increase (decrease) in other liabilities                    (283,126)                 (635)
                                                      -------------------     -----------------
Net cash provided by (used in) operating activities               274,933             1,611,841
                                                      -------------------     -----------------
Cash flows from investing activities:
     Purchases of videocassette rental inventory, net          (5,413,099)             (966,502)
     Purchases of fixed assets                                   (963,296)              (30,420)
     Proceeds from sale of fixed assets                                 0                     0
                                                      -------------------     -----------------
Net cash used in investing activities                          (6,376,395)             (996,922)
                                                      -------------------     -----------------
Cash flows from financing activities:
     Principal payments on obligations under
      capital leases                                              (18,136)             (105,988)
     Repayment of long-term debt                               (3,589,724)           (1,569,908)
     Proceeds from issuance of long-term debt                   7,731,385                     0
     Proceeds from issuance of common stock                     1,270,578                     0
     Proceeds from issuance of preferred stock                    700,000                     0
                                                      -------------------     -----------------
Net cash provided by (used in) financing activities             6,094,103            (1,675,896)
                                                      -------------------     -----------------
Net increase (decrease) in cash                                    (7,359)           (1,060,977)
Cash at beginning of the period                                    28,127             1,246,517
                                                      -------------------     -----------------
Cash at end of the period                                     $    20,768           $   185,540
                                                      ===================     =================

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements include the accounts of Video City, Inc. ("the Company") and all of its wholly owned subsidiaries. These subsidiaries include Adventures in Video, Inc., KDDJ Investments, Inc., Leptis Magna, Inc., Old Republic Entertainment, Inc., and Sulpizio One, Inc. All material intercompany balances and transactions have been eliminated.

The consolidated balance sheet as of July 31, 1998, the consolidated statement of operations for the three and six months ended July 31, 1998, and the consolidated statement of cash flows for the six months ended July 31, 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of July 31, 1998, the results of operations for the three and six months ended July 31, 1998 and 1997, and cash flows for the six months ended July 31, 1998 and 1997. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 132 - EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132") which revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87 "Employers Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. SFAS 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures.

The Company adopted SFAS 132 as of February 1, 1998. SFAS 132 is effective for the Company for its January 31, 1999 consolidated financial statements with comparative information for earlier years to be restated. Management has determined that the implementation of SFAS 132 will not have a material impact on the Company's financial condition or results of operations.

SFAS 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS 133 must be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS 133. SFAS 133 is not to be applied retroactively to financial statements of prior periods. Management does not believe that there will be material adverse impact on the financial position or results of operations of the Company upon adoption of SFAS 133.

3.  EARNINGS PER SHARE

The Company adopted SFAS 128, "Earnings Per Share," ("SFAS No. 128") for the fiscal year ended January 31, 1998. SFAS 128 simplifies the standards for computing and presenting earnings per share as previously prescribed by APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings. SFAS 128 also requires dual presentation of basic and diluted EPS on the face the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
All prior earnings per share amounts have been restated to reflect the adoption of SFAS 128. The following table summarizes the calculation of the Company's basic and diluted earnings per share for the periods presented:


                                                         For the three months ended July 31,
                                --------------------------------------------------------------------------------------
                                                     1998                                  1997
                                --------------------------------------------------------------------------------------
                                                             Per-share                                      Per-share
                                  Income         Shares       amount              Income           Shares    amount
                                ----------     ----------    ---------           -------         ---------  ----------
Basic EPS

 Income available to common
   stockholders                 $1,930,190     11,605,716      $0.17             $97,164         9,753,927     $0.01

Effect of dilutive securities
   stock options                    --            614,351                           --               --
                                ----------     ----------                        -------         ---------
Diluted EPS
   Income available to common
     stockholders and assumed
     conversions                $1,930,190     12,220,067      $0.16             $97,164         9,753,927      $0.01
                                ==========     ==========    =========           =======         =========  ==========




                                                          For the six months ended July 31,
                                --------------------------------------------------------------------------------------
                                                     1998                                  1997
                                --------------------------------------------------------------------------------------
                                                             Per-share                                      Per-share
                                  Income         Shares       Amount              Income           Shares    Amount
                                ----------     ----------    ---------           ---------       ---------  ----------
Basic EPS

 Income available to common
   stockholders                 $1,944,915     11,053,757      $0.18             $(238,447)      9,753,927     $(0.02)

Effect of dilutive securities
   stock options                    --            572,566                           --               --
                                ----------     ----------                         --------       ---------
Diluted EPS
   Income available to common
     stockholders and assumed
     conversions                $1,944,915     11,626,322      $0.17             $(238,447)      9,753,927      $(0.02)
                                ==========     ==========    =========           =========       =========  ==========


4.  DEFERRED TAX ASSETS

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. At January 31, 1998, a valuation allowance for the full amount of the net deferred tax asset in the amount of $2,195,000 was recorded because of pre-fiscal 1998 losses and uncertainties as to the amount of taxable income that would be generated in future years. Due in a large part to the Company generating taxable income, excluding non-recurring items, for five consecutive quarters, management has determined that it is more likely than not that future taxable income would be sufficient to enable the Company to realize a substantial portion of its deferred tax assets. As a result, the Company has reduced the valuation allowance of the deferred tax assets. As of July 31, 1998, the remaining balance of the valuation allowance was approximately $323,000.

5.  ISSUANCE OF SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

In June 1998, the Company sold an aggregate of 7,000 shares of its Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") and detachable warrants to purchase an aggregate of 350,000 shares of the Company's Common Stock at an exercise price of $2.00 per share to eight investors, including certain directors of the Company and their affiliates, for a total consideration of $700,000. Each share of Series A Preferred Stock is convertible into 50 shares of the Company's Common Stock, subject to adjustment. The terms of the Series A Preferred Stock require the Company to redeem the Series A Preferred Stock in May 2003. The Series A Preferred Stock has been presented separately outside of permanent stockholders' equity in the accompanying financial statements.

6.  RECENT EVENTS

In an effort to improve the Company's operating results and improve operating cash flow, the Company has closed three retail video stores and intends to relocate several of the video retail stores that were acquired in March 1998. Although the Company believes it is generally able to operate acquired stores more profitably than their prior owners through a combination of revenue growth, volume purchase discounts, higher advertising co-operative credits, and more efficient inventory and centralized management, certain limitations such as the video stores' size, location, and competitive position may restrict the Company from achieving its targeted operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, particularly under this Item 2, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

RESULTS OF OPERATIONS

Three and Six Months Ended July 31, 1998 Compared to the Three and Six Months Ended July 31, 1997

REVENUES

Rental revenue and product sales for the three months and six months ended
July 31, 1998 totaled $6,009,000 and $9,401,000, respectively, as compared to $2,489,000 and $4,709,000 for the three months and six months ended July 31, 1997, respectively. The increase in revenues was primarily due to the acquisition of five corporations that owned an aggregate of 29 stores on March 25, 1998. Same store revenues for the three months and six months ended July 31, 1998 increased by approximately 6.3%, and 6.1%, respectively, compared to the same periods of the previous year. Management fee income for the three months and six months ended July 31, 1998 totaled $14,000 and $56,000, respectively, as compared to $62,000 and $123,000 for the three months and six months ended July 31, 1997, respectively. The decrease resulted from the reduction in the number of managed stores from six stores during the three and six months ended July 31, 1997 to two stores for the corresponding periods of 1998.

STORE OPERATING EXPENSES

Store operating expenses for the three months and six months ended July 31, 1998 totaled $2,716,000 and $4,431,000, respectively, as compared to $1,074,000 and $2,156,000 for the three months and six months ended July 31, 1997, respectively. The increase in store operating expenses was primarily due to the acquisition of the 29 stores on March 25, 1998. Store operating expenses as a percentage of total revenue were 45.1% and 46.9% for the three months and six months ended July 31, 1998 compared to 42.1% and 44.6% for the corresponding periods of 1997. The increase in store expenses as a percentage of total revenue for the three months ended July 31, 1998 compared to the corresponding period of 1997 was due to the fixed portion of operating expenses for the 29 acquired stores comprising a higher percentage of its operating costs than the Company's existing 18 stores. The increase in store expenses as a percentage of total revenue for the six months ended July 31, 1998 compared to the corresponding period of 1997 was primarily due to initial payroll, supply, and maintenance expenses for the 29 newly acquired stores.

AMORTIZATION OF VIDEOCASSETTE RENTAL INVENTORY

Amortization of videocassette rental inventory increased $363,000, or 105%, and $191,000, or 20% for the three and six months ended July 31, 1998, respectively, compared to the corresponding periods of 1997. The increase for both the three and six months ended July 31, 1998 was primarily due to the incremental rental inventory amortization from the 29 stores acquired on March 25, 1998.

COST OF PRODUCT SALES

Cost of product sales for the three and six months ended July 31, 1998 increased $859,000 to $1,071,000 from $212,000 and increased $848,000 to $1,284,000 from
$436,000, respectively, compared to the comparable periods of 1997. Cost of product sales as a percentage of total revenue were 17.8% and 13.6% for the three and six months ended July 31, 1998 compared to 8.3% and 9.0% for the corresponding periods of 1997. The increase in the cost of product sales for the three and six months ended July 31, 1998 was primarily due to growth in videocassette "sell through" revenues resulting from the addition of "sell through" videocassettes as a new product line at the 29 acquired stores.

COST OF LEASED PRODUCT

Cost of leased product for the three and six months ended July 31, 1998 increased $404,000 to $470,000 from $66,000 and increased $538,000 to $707,000 from $169,000, respectively, compared to the corresponding periods of 1997. Cost of leased product as a percentage of total revenue were 7.8% and 7.5% for the three and six months ended July 31, 1998 compared to 2.6% and 3.5% for the same periods of 1997. The increase was due to the purchase of 29 stores by the Company on March 25, 1998 and the Company leasing additional titles to periodically provide "guaranteed" rentals in all stores.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $772,000 and $1,451,000 for the three and six months ended July 31, 1998, respectively, from $718,000 and $1,219,000 for the comparable periods of the prior year. The increase for both the three and six months ended July 31, 1998 was primarily due to additional costs incurred to support the 29 stores purchased on March 25, 1998, partially offset by legal and professional fees related to the Prism Entertainment, Inc. merger which were incurred in the first fiscal quarter of 1997. General and administrative expenses as a percentage of revenues were 12.8% and 15.3% for the three and six months ended July 31, 1998 compared to 28.1% and 25.2 % for the same periods of 1997. The percentage decrease was mainly the result of spreading the corporate expenses over significantly higher revenues for the three and six months ended July 31, 1998.

INTEREST EXPENSE

Interest expense increased to $200,000 and $322,000 for the three and six months ended July 31, 1998, respectively, compared to $126,000 and $279,000 for the same periods of the prior year. The increase in interest expense was primarily due to a higher level of debt incurred under the FINOVA Capital Corporation line of credit obtained on March 25, 1998, slightly offset by the reduction of long-term debt in the first quarter of 1998 as a result of the proceeds from the sale of the Prism Film Library. The Prism film library had been written down to net realizable value as of January 31, 1998.

INCOME TAXES

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. At January 31, 1998, a valuation allowance for the full amount of the net deferred tax asset in the amount of $2,195,000 was recorded because of pre-fiscal 1998 losses and uncertainties as to the amount of taxable income that would be generated in future years. Due in a large part to the Company generating taxable income, excluding non-recurring items, for five consecutive quarters, management has determined that it is more likely than not that future taxable income would be sufficient to enable the Company to realize a substantial portion of its deferred tax assets. As a result, the Company has reduced the valuation allowance of the deferred tax assets. As of July 31, 1998, the remaining balance of the valuation allowance was approximately $323,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its short-term working capital needs, including the acquisition of videocassettes and other inventory, primarily through cash from operations and extended vendor terms. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future videocassette and other inventory purchases and other working capital needs. There can be no assurance, however, that cash from operations and extended vendor terms will be sufficient to fund future videocassette and inventory purchases and other working capital.

Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during fiscal 1999.

The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, the net proceeds from the possible sale of debt or equity securities, credit facilities, trade credit, and equipment leases. On March 25, 1998, the Company and its five newly acquired subsidiaries entered into a $7,500,000 Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA"), secured by all of the assets of the Company. Of these funds, $5,700,000 has been or may be used to pay the cash portion of the acquisition purchase prices, to repay other existing indebtedness of the Company, to repay certain existing indebtedness of the acquired companies, and to provide inventory financing and working capital for the expanded retail operation of the combined companies. The remaining $1,800,000 of the credit facility has been or may be used only to finance future acquisitions, if any.

As of July 31, 1998, the total outstanding balance under the FINOVA credit facility was approximately $5,400,000, consisting of outstanding amounts under term loans of approximately $5,100,000 and outstanding amounts under a revolving loan of approximately $300,000. There was approximately $194,000 (net of reserves) in amounts available under the revolving loan as of July 31, 1998. The Company currently intends to finance future acquisitions with funds from borrowings, including the credit facility established with FINOVA, through assumption of liabilities by the Company and net proceeds from possible debt or equity financing.

CASH FLOWS

Six Months Ended July 31, 1998 Compared to the Six Months Ended July 31, 1997

The decrease in net cash provided by operating activities of $1,337,000 for the six months ended July 31, 1998 compared to the six months ended July 31, 1997 was primarily due to an increase in accounts receivables, other assets and merchandise inventories, partially offset by an increase in accounts payable. Net cash used in investing activities increased by $5,379,000 for the six months ended July 31, 1998 compared to the six months ended July 31, 1997 primarily due to the acquisition of 29 stores. Net cash provided by financing activities increased $7,770,000 for the six months ended July 31, 1998 compared to the six months ended July 31, 1997 mainly due to the proceeds received from the FINOVA credit facility, the issuance of common stock in satisfaction of a portion of the acquisition purchase price on the 29 stores and the issuance of the Series A preferred stock, partially offset by the repayment of existing debt of the Company.

YEAR 2000

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems that uses time-sensitive software programming may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Management has determined that the costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers, or vendors are unable to resolve such processing issues in a timely manner, it could result in material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 1998, the Company sold an aggregate of 7,000 shares of its Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") and detachable warrants to purchase an aggregate of 350,000 shares of the Company's Common Stock at an exercise price of $2.00 per share to eight investors, including certain directors of the Company and their affiliates, for a total consideration of $700,000. Each share of Series A Preferred Stock is convertible into 50 shares of the Company's Common Stock, subject to adjustment. The terms of the Series A Preferred Stock require the Company to redeem the Series A Preferred Stock in May 2003.

On June 10, 1998, the Company issued 9,375 shares of its Common Stock to The Value Group, LLC for professional services rendered to the Company. On June 30, 1998, the Company issued 127,305 shares of its Common Stock to Bonafide Management Systems for services and equipment rendered to the Company and 57,111 shares of its Common Stock to Rentrak Corporation for satisfaction of accounts payable.

The Company believes that the issuances of its securities pursuant to the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under the Securities Act or Section 4(2) of the Securities Act as transactions not involving public offerings.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         --------

Numbers                     Description
-------                     -----------

10.1 Employment Agreement, entered into in August 1998, between Video City, Inc. and Timothy J. Denari.

27        Financial Data Schedule.
____________________

(b)  Reports on Form 8-K:
     -------------------

     On April 9, 1998, the Company filed a Current Report on Form 8-K, dated March 25, 1998, to report under Item 2 and Item 5 the acquisition of five companies, the sale of its film library, and the entering into of a new credit facility and a restructured debt agreement. On June 8, 1998, the Company filed an amendment to such Current Report to report under Item 7 the financial statements of the businesses acquired and the pro forma financial statements.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VIDEO CITY, INC.

Date:  September 14, 1998          /s/ Robert Y. Lee
                                   -----------------
                                   Robert Y. Lee
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date:  September 14, 1998          /s/ Timothy J. Denari
                                   ---------------------
                                   Timothy J. Denari
                                   Chief Financial Officer
                                   (Principal Financial Officer)