Form 10-Q
period 1998-10-31
VIDEO CITY INC
filed 1998-12-21
CIK 773135

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 1998

                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to _________

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
Yes   X    No
    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                        Outstanding at December 18, 1998
-----                                        --------------------------------
Common Stock                                             12,858,039

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               VIDEO CITY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                OCTOBER 31,
                                                   1998           January 31,
                                                (UNAUDITED           1998
                                              -------------       -----------
ASSETS

Current assets:
     Cash                                     $    42,348        $   28,127

     Accounts receivable                        1,121,891           758,101

     Notes receivable                              86,703           355,430

     Merchandise inventories                    1,079,332           339,759

     Other                                        239,520           411,536
                                              -----------        ----------

Total current assets                            2,569,794         1,892,953

Videocassette rental inventory, net of
     accumulated amortization                   8,541,436         2,795,258

Property and equipment, net                     1,717,934           859,708

Prism film library                                      -           818,171

Goodwill                                        1,958,050                 -

Deferred tax asset                              2,421,457                 -

Other assets                                    1,440,262           233,226
                                              -----------       -----------

TOTAL ASSETS                                  $ 18,648,933       $ 6,599,316
                                              ============       ===========

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                              OCTOBER 31,
                                                                 1998           January 31,
                                                              (UNAUDITED)          1998
                                                              -----------       -----------
LIABILITIES

Current liabilities:
     Accounts payable                                         $ 5,488,660       $ 2,166,027
     Accrued expenses                                             672,400           702,293
     Current portion of long-term debt                          1,765,060         1,674,457
                                                              -----------       -----------

Total current liabilities                                       7,926,120         4,542,777

Long-term debt                                                  7,475,037         2,043,431

Other liabilities                                                 428,805           711,931
                                                              -----------       -----------

TOTAL LIABILITIES                                              15,829,962         7,298,139
                                                              -----------       -----------

Series A convertible redeemable preferred stock; 7,000
  shares issued and outstanding at October 31, 1998               700,000                 -

STOCKHOLDERS' EQUITY
Common stock, $.01 par value per share, 30,000,000 shares
  authorized; 12,858,039 shares issued and outstanding at
  October 31, 1998 and 9,773,927 shares issued and outstanding
  at January 31, 1998                                             128,580            97,739
Additional paid-in capital                                      9,081,716         7,075,735
Accumulated deficit                                            (7,091,325)       (7,872,297)
                                                              -----------       -----------

TOTAL STOCKHOLDER'S EQUITY                                      2,118,971          (698,823)
                                                              -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $18,648,933       $ 6,599,316
                                                              ===========       ===========

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                            October 31,    OCTOBER 31,     OCTOBER 31,   OCTOBER 31,
                                               1998            1997           1998          1997
                                            -----------    -----------     -----------   -----------
REVENUES
     Rental revenues and product sales      $ 4,773,102    $ 2,335,378     $14,174,164   $ 7,141,906
     Management Fee Income                       59,800         61,500         116,133       184,500
                                            -----------    -----------     -----------   -----------
TOTAL REVENUES                                4,832,902      2,396,878      14,290,297     7,326,406
                                            -----------    -----------     -----------   -----------
OPERATING COSTS AND EXPENSES
     Store operating expenses                 3,086,513      1,103,575       7,517,466     3,258,347
     Amortization of videocassette rental       642,278        372,017       1,805,657     1,236,326
      inventory
     Cost of product sales                      890,955        190,611       2,174,651       587,883
     Cost of leased product                     585,968         82,986       1,292,854       236,754
     General and administrative expenses      1,113,314        516,236       2,563,873     1,646,508
                                            -----------    -----------     -----------   -----------
TOTAL OPERATING COSTS AND EXPENSES            6,319,028      2,265,425      15,354,501     6,965,818
                                            -----------    -----------     -----------   -----------
INCOME (LOSS) FROM OPERATIONS                (1,486,126)        131,453     (1,064,204)      360,588
Other (Income) Expense:
     Interest expense                           324,953        111,461         647,053       435,594
     Other                                            -        (18,910)        (15,097)      (56,203)
                                            -----------    -----------     -----------   -----------
Income (loss) before taxes                   (1,811,079)        38,902      (1,696,160)      (18,803)
Income tax expense (benefit)                   (647,263)             -      (2,477,132)            -
                                            -----------    -----------     -----------   -----------
NET INCOME (LOSS)                           $(1,163,816)    $   38,902     $   780,972    $  (18,803)
                                            ===========    ===========     ===========   ===========
Basic Earnings (Loss) Per Share                  $(0.10)         $0.00           $0.07        $(0.00)
Diluted Earnings (Loss) Per Share                $(0.10)         $0.00           $0.07        $(0.00)
Weighted average number of common shares
 outstanding
   Basic                                     12,140,497      9,773,927      11,419,984     9,773,927
   Diluted                                   12,375,639      9,773,927      11,913,471     9,773,927

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                               OCTOBER 31,        OCTOBER 31,
                                                                  1998               1997
                                                               -----------       ------------
Cash flows from operating activities:
Net income (loss)                                              $   780,972       $   (18,803)
Adjustments for non-cash items:
     Amortization of film cost                                     818,171            12,000
     Depreciation and amortization                               3,414,404         1,506,958
     Issuance of common stock for services                         333,444                 -
     (Gain) loss on disposal of assets                                   -             4,669
     Decrease (increase) in accounts receivable                   (363,790)        1,297,325
     Decrease (increase) in notes receivable                       268,727           136,051
     Decrease (increase) in merchandise inventories               (739,573)         (224,925)
     Decrease (increase) in other assets                          (979,345)          (19,108)
     Decrease (increase) in goodwill                            (1,958,050)                -
     Decrease (increase) in deferred tax assets                 (2,477,132)                -
     Increase (decrease) in accounts payable                     3,322,633          (502,501)
     Increase (decrease) in accrued expenses                       (29,893)          (96,590)
     Increase (decrease) in other liabilities                     (283,126)          (29,700)
                                                            --------------       -----------
Net cash provided by (used in) operating activities              2,107,442         2,065,376
                                                            --------------       -----------

Cash flows from investing activities:
     Purchases of videocassette rental inventory, net           (8,834,840)       (1,413,851)
     Purchases of fixed assets                                  (1,183,968)          (57,854)
     Net change in film inventory                                        -           (12,000)
Net cash used in investing activities                          (10,018,808)       (1,483,705)
                                                            --------------       -----------

Cash flows from financing activities:
     Principal payments on obligations under capital leases        (18,136)         (259,924)
     Repayment of long-term debt                                (3,641,078)       (1,695,365)
     Proceeds from issuance of long-term debt                    9,181,423           121,657
     Proceeds from issuance of common stock                      1,703,378            40,000
     Proceeds from issuance of preferred stock                     700,000                 -
                                                            --------------       -----------
Net cash provided by (used in) financing activities              7,925,587        (1,793,632)
                                                            --------------       -----------

Net increase (decrease) in cash                                     14,221        (1,211,961)
Cash at beginning of the period                                     28,127         1,246,517
                                                            --------------       -----------
Cash at end of the period                                     $     42,348       $    34,556
                                                            ==============       ===========

                See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements include the accounts of Video City, Inc. ("the Company") and all of its wholly owned subsidiaries. These subsidiaries include Old Republic Entertainment, Inc., Sulpizio One, Inc., and Video Tyme Inc. All material intercompany balances and transactions have been eliminated.

The consolidated balance sheet as of October 31, 1998, the consolidated statement of operations for the three and nine months ended October 31, 1998, and the consolidated statement of cash flows for the nine months ended October 31, 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of October 31, 1998, the results of operations for the three and nine months ended October 31, 1998 and 1997, and cash flows for the nine months ended October 31, 1998 and 1997. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.  ACQUISITIONS

On September 30, 1998, the Company acquired an aggregate of nine retail video stores through the acquisition of all of the outstanding shares of capital stock of Video Tyme Inc. ("Video Tyme") and substantially all of the assets of Far West Entertainment, Inc. ("Far West Entertainment") and Game City, Inc. ("Game City"). The acquisitions increased the number of retail video stores owned and operated by the Company to 53. The purchase price consisted of a combination of cash, the Company's common stock and/or promissory notes and assumption of indebtedness. The nine stores had aggregate revenues of approximately $4,000,000 during the year ended December 31, 1997.

Video Tyme was previously owned by Andrew T. Baruffi and members of his immediate family through The Baruffi Family Trust and The Baruffi Family Partnership (collectively, the "Selling Shareholders"). Video Tyme currently owns and operates six retail video stores in Las Vegas, Nevada, operating under the name "Video Tyme." The purchase price of Video Tyme consisted of 1,050,000 shares of the Company's common stock and cash in the amount of $1,000,000 (subject to post-closing adjustments, if any). The Company also entered into a management agreement with the Selling Shareholders to manage an additional store in Las Vegas currently owned by the Selling Shareholders. Pursuant to the management agreement, the Company has the option to acquire such store from the Selling Shareholders at a cash purchase price of (i) $400,000 if such option to purchase is exercised on or before March 31, 1999 or (ii) $440,000 if such option to purchase is exercised between April 1, 1999 and September 30, 1999.

Far West Entertainment is owned by Bradley K. Maples and owned and operated two retail video stores located in Clovis, California and Pocatello, Idaho. The purchase price of the assets of Far West Entertainment consisted of 32,000 shares of the Company's common stock, cash in the amount of $20,000, the assumption of certain indebtedness to third parties and to the Company in the total amount of $495,000, and a promissory note in the principal amount of $100,000. For more than 21 months prior to this acquisition, the store located in Clovis, California was managed by the Company pursuant to a management agreement, and operated under the name "Video City."

Game City is owned by Young C. and Kay L. Lee, and owned and operated a retail video store in Bakersfield, California. The purchase price of the assets of Game City consisted of cash in the amount of $7,500, the assumption of certain indebtedness to third parties and to the Company in the total amount of $117,500, and a promissory note in the principal amount of $150,000. For more than 26 months prior to this acquisition, this acquired store was managed by the Company pursuant to a management agreement, and operated under the name "Video City." Young C. and Kay L. Lee are the parents of Robert Y. Lee, the Company's Chief Executive Officer and Chairman of the Board. The Company believes that this acquisition represents an arm's length transaction on terms and valuation comparable to other completed and pending acquisitions by the Company for the year ending January 31, 1999.

The cash component of the purchase price for the above acquisitions was obtained from (i) FINOVA Capital Corporation under the credit facility established with the Company in March 1998, (ii) other borrowings and (iii) cash from operations. In connection with the foregoing acquisitions, the Company issued a total of 1,082,000 shares of its common stock.

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

                                                                   FOR THE THREE MONTHS ENDED OCTOBER 31,
                                              --------------------------------------------------------------------------------
                                                                1998                                     1997
                                              --------------------------------------------------------------------------------
                                                                             Per-share                              Per-share
                                              Income            Shares        amount      Income        Shares        amount

                                              --------------------------------------------------------------------------------
BASIC EPS
 Income available to common stockholders      $(1,163,816)     2,140,497     $(0.10)       $38,902      9,773,927    $ 0.00
Effect of dilutive securities
 Stock options                                          -        235,142                         -              -
                                              -----------      ---------     ------        -------      ---------    ------
DILUTED EPS
 Income available to common stockholders
  and assumed conversions                     $(1,163,816)     2,375,639     $(0.10)       $38,902      9,773,927    $ 0.00
                                              ===========      =========     ======        =======      =========    ======

                                                                    FOR THE NINE MONTHS ENDED OCTOBER 31,
                                              --------------------------------------------------------------------------------
                                                                1998                                     1997
                                              --------------------------------------------------------------------------------
                                                                             Per-share                              Per-share
                                              Income            Shares        amount      Income        Shares        amount

                                              --------------------------------------------------------------------------------
BASIC EPS
 Income available to common stockholders      $780,972         11,419,984      $0.07       $(18,803)     9,773,927    $(0.00)
Effect of dilutive securities
 Stock options                                       -            493,487                         -              -
                                              --------         ----------      -----        -------      ---------    ------
DILUTED EPS
 Income available to common stockholders
  and assumed conversions                     $780,972         11,913,471      $0.07       $(18,803)     9,773,927    $(0.00)
                                              ========         ==========      =====       ========      =========    ======

4.   DEFERRED TAX ASSETS

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. At January 31, 1998, a valuation allowance for the full amount of the net deferred tax asset in the amount of

$2,195,999 was recorded because of pre-January 31, 1998 losses and uncertainties as to the amount of taxable income that would be generated in future years.
Due in a large part to the pending merger with Cianci's Videoland, Inc. ("Videoland"), management has determined from its projections that it is more likely than not that future taxable income would be sufficient to enable the Company to realize a substantial portion of its deferred tax assets. As a result, the Company has reduced the valuation allowance of the deferred tax assets. As of October 31, 1998, the remaining balance of the valuation allowance was approximately $437,000.

5.  RECENT EVENTS

On October 9, 1998, the Company entered into a merger agreement to acquire Videoland, a 76 store retail video chain that primarily operates in the states of Oregon, Washington, Iowa, and Idaho. The merger is anticipated to become effective on or before December 31, 1998, provided that certain closing conditions are satisfied including the obtaining of financing for the acquisition and the satisfactory completion of due diligence investigations. This acquisition is anticipated to increase the number of retail video stores owned and operated by the Company to 128. The consideration to be paid for the acquisition will consist of 76,000 shares of the Company's Series B Voting Convertible Redeemable Preferred Stock with a stated value of $100 per share and $1,900,000 in cash reduced by the total amount of indebtedness and liabilities of Videoland in excess of $11,500,000 at the time of closing and certain post-closing adjustments. There can be no assurances that the Company will obtain the necessary financing on terms acceptable to the Company or that the contemplated acquisition will otherwise be successfully completed.

On October 16, 1998, the Company entered into a management agreement with Videoland to manage and operate its 76 stores from October 19, 1998 until the effective date of the acquisition.


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

RESULTS OF OPERATIONS

Three and Nine Months Ended October 31, 1998 Compared to the Three and Nine Months Ended October 31, 1997

REVENUES

Rental revenue and product sales for the three months and nine months ended October 31, 1998 totaled $4,773,000 and $14,174,000, respectively, as compared to $2,335,000 and $7,142,000 for the three months and nine months ended October 31, 1997, respectively. The increase in revenues was primarily due to the acquisition of 29 stores on March 25, 1998 and the acquisition of nine stores on September 30, 1998. Same store revenues for the three months and nine months ended October 31, 1998 increased by approximately 1%, and 4%, respectively, compared to the same periods of the previous year. Management fee income for the three months and nine months ended October 31, 1998 totaled $60,000 and $116,000, respectively, as compared to $62,000 and $185,000 for the three months and nine months ended October 31, 1997, respectively. The decrease resulted from the reduction in the number of managed stores from six stores during the three and nine months ended October 31, 1997 to two stores for the corresponding periods of 1998, slightly offset by the management fee earned from managing Videoland's video stores during the last two weeks of October 1998.

STORE OPERATING EXPENSES

Store operating expenses for the three months and nine months ended October 31, 1998 totaled $3,087,000 and $7,517,000, respectively, as compared to $1,104,000 and $3,258,000 for the three months and nine months ended October 31, 1997, respectively. The increase in store operating expenses was primarily due to the acquisition of 29 stores on March 25, 1998 and the acquisition of nine stores on September 30, 1998. Store operating expenses as a percentage of total revenue were 63.9% and 52.6% for the three months and nine months ended October 31, 1998 compared to 46.0% and 44.5% for the corresponding periods of 1997. The increase in store expenses as a percentage of total revenue for the three months ended October 31, 1998 compared to the corresponding period of 1997 was due to assimilation, payroll, training, and inventory expenses for the nine stores acquired on September 30, 1998. In addition, the Company incurred a significant, one-time advertising and payroll expense which the Company believes will allow its stores to realize increased revenues in future periods. The increase in store expenses as a percentage of total revenue for the nine months ended October 31, 1998 compared to the corresponding period of 1997 was primarily due to the fixed portion of operating expenses for the 29 stores acquired on March 25, 1998 comprising a higher percentage of its operating costs than the 18 stores owned by the Company in 1997.

AMORTIZATION OF VIDEOCASSETTE RENTAL INVENTORY

Amortization of videocassette rental inventory increased $270,000, or 73%, and $569,000, or 46% for the three and nine months ended October 31, 1998, respectively, compared to the corresponding periods of 1997. The increase for both the three and nine months ended October 31, 1998 was primarily due to the incremental rental inventory amortization from the 29 stores acquired on March 25, 1998 and the nine stores acquired on September 30, 1998.

COST OF PRODUCT SALES

Cost of product sales for the three and nine months ended October 31, 1998 increased $700,000 to $891,000 from $191,000 and increased $1,587,000 to
$2,175,000 from $588,000, respectively, compared to the comparable periods of 1997. The increase in the cost of product sales for the three and nine months ended October 31, 1998 was primarily due to aggregate growth in videocassette, concession, and accessory sales of 244% and 188%, respectively. Cost of product sales as a percentage of product sales was 76.1% and 74.2% for the three and nine months ended October 31, 1998 compared to 55.9% and 57.9% for the corresponding periods of 1997. The increase in cost of product sales as a percentage of product sales was primarily due to a significant, one-time product expense which the Company believes will allow its stores to realize increased revenues in future periods.

COST OF LEASED PRODUCT

Cost of leased product for the three and nine months ended October 31, 1998 increased $503,000 to $586,000 from $83,000 and increased $1,056,000 to
$1,293,000 from $237,000, respectively, compared to the corresponding periods of
1997.   Cost of leased product as a percentage of total revenue were 7.8% and
7.5% for the three and nine months ended October 31, 1998 compared to 2.6% and 3.5% for the same periods of 1997. The increase was due to the acquisition of 29 stores by the Company on March 25, 1998, the acquisition of nine stores on September 30, 1998 and the Company leasing additional titles to periodically provide "guaranteed" rentals of popular films in all stores.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $1,113,000 and $2,564,000 for the three and nine months ended October 31, 1998, respectively, from $516,000 and $1,647,000 for the comparable periods of the prior year. The increase for both the three and nine months ended October 31, 1998 was primarily due to additional costs incurred to support the 29 stores purchased on March 25, 1998 and the nine stores acquired on September 30, 1998. General and administrative expenses as a percentage of revenues were 23.0% and 17.9% for the three and nine months ended October 31, 1998 compared to 21.5% and 22.5 % for the same periods of 1997. The percentage increase for the three months ended October 31, 1998 was primarily due to increased payroll, professional services, and costs related to the assimilation of the September 30, 1998 acquisitions, in addition to the preparation for the management of the Videoland video stores. The decrease in percentage for the nine months ended October 31, 1998 was mainly the result of spreading the corporate expenses over significantly higher revenues for that period.

INTEREST EXPENSE

Interest expense increased to $325,000 and $647,000 for the three and nine months ended October 31, 1998, respectively, compared to $111,000 and $436,000 for the same periods of the prior year. The increase in interest expense was primarily due to a higher level of debt incurred under the FINOVA Capital Corporation line of credit resulting from the store acquisitions on March 25, 1998 and on September 30, 1998, slightly offset by the reduction of long-term debt in the first quarter of 1998 as a result of the proceeds from the sale of the Prism Film Library.

INCOME TAXES

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. At January 31, 1998, a valuation allowance for the full amount of the net deferred tax asset in the amount of $2,195,999 was recorded because of pre-fiscal 1998 losses and uncertainties as to the amount of taxable income that would be generated in future years. Due in a large part to the Company's pending merger with Videoland, management has determined from its projections that it is more likely than not that future taxable income would be sufficient to enable the Company to realize a substantial portion of its deferred tax assets. As a result, the Company has reduced the valuation allowance of the deferred tax asset. As of October 31, 1998, the remaining balance of the valuation allowance was approximately $437,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its short-term working capital needs, including the acquisition of videocassettes and other inventory, primarily through cash from operations and extended vendor terms. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future videocassette and other inventory purchases and other working capital needs. There can be no assurance, however, that cash from operation and extended vendor terms will be sufficient to fund future videocassette and inventory purchases and other working capital.

Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during fiscal 1999.

The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, the net proceeds from the possible sale of debt or equity securities, credit facilities, trade credit, and equipment leases. On March 25, 1998, the Company and its five newly acquired subsidiaries entered into a $7,500,000 Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA"), secured by all of the assets of the Company. Of these funds, $6,251,000 has been or may be used to pay the cash portion of the acquisition purchase prices, to repay other existing indebtedness of the Company, to repay certain existing indebtedness of the acquired companies, and to provide inventory financing and working capital for the expanded retail operation of the combined companies. The remaining $1,249,000 of the credit facility has been or may be used only to finance future acquisitions, if any.

As of October 31, 1998, the total outstanding balance under the FINOVA credit facility was approximately $6,251,000, consisting of outstanding amounts under term loans of approximately $5,751,000 and outstanding amounts under a revolving loan of approximately $500,000. There were no additional amounts available under the revolving loan as of October 31, 1998. The Company currently intends to finance future acquisitions with funds from borrowings, through assumption of liabilities by the Company and net proceeds from possible debt or equity financing.

The Company has outstanding indebtedness in the aggregate of $2,410,000 with certain of the Company's key suppliers that have maturity dates of January, March, and May 1999. Although there can be no assurances, the Company anticipates that it will be able to renew the agreement on favorable terms before the maturity date of these obligations.

CASH FLOWS

Nine Months Ended October 31, 1998 Compared to the Nine Months Ended October 31, 1997

The increase in net cash provided by operating activities of $42,000 for the nine months ended October 31, 1998 compared to the nine months ended October 31, 1997 was primarily due to an increase in accounts payable, partially offset by an increase in other assets, merchandise inventories and a decrease in other liabilities. Net cash used in investing activities increased by $8,535,000 for the nine months ended October 31, 1998 compared to the nine months ended October 31, 1997 primarily due to an increase in the purchases of videocassette rental inventory resulting from the acquisition of 38 stores. Net cash provided by financing activities increased $9,719,000 for the nine months ended October 31, 1998 compared to the nine months ended October 31, 1997 mainly due to the proceeds received from the FINOVA credit facility, the issuance of common stock in satisfaction of a portion of the acquisition purchase price for 37 of the 38 stores and the issuance of the Series A preferred stock, partially offset by the repayment of existing debt of the Company.

YEAR 2000

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems that uses time-sensitive software programming may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures.

The Company has completed its assessment of all its information technology systems, related computer applications, and any embedded systems contained in the Company's buildings, equipment, and other infrastructure and has determined that it is ready for the Year 2000. Substantially all of the Company's hardware and software systems have been verified as being Year 2000 compliant.

The Company has important and material relationships with a number of its vendors and suppliers and has obtained written verification from these third parties that they expect to be Year 2000 compliant in time. However, if the Company's vendors and suppliers are unable to resolve such processing issues in a timely manner, it could result in material financial risk to the Company.

Management has determined that the costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The estimated total costs to address the Company's Year 2000 issues is approximately $25,000 which includes the cost of upgrading software and hardware systems.

The reasonably most likely worst case scenario for the Company would be the failure of its video stores' point of sale system. The Company is in the process of developing back-up systems that do not rely on computers in response to this unlikely event.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 30, 1998, the Company issued 1,050,000 shares of its Common Stock to The Baruffi Family Trust and The Baruffi Family Partnership as part of the purchase price for all of the outstanding shares of capital stock of Video Tyme Inc. On September 30, 1998, the Company also issued 32,000 shares of its Common Stock to Bradley K. Maples as part of the purchase price for the two video stores acquired from Far West Entertainment. In addition, in November 1998, the Company issued warrants to purchase an aggregate of 85,000 shares of the Company's Common Stock at an exercise of $2.00 per share to two consultants as payment for services provided to the Company by such consultants.

The Company believes that the issuances of its securities pursuant to the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under the Securities Act or Section 4(2) of the Securities Act, as transactions not involving public offerings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted the following matters to a vote of stockholders at its annual meeting of stockholders held on August 19, 1998:

     Election of Directors. The previous board of directors was proposed for
     ---------------------
re-election by management of the Company and was re-elected in its entirety at the annual meeting of stockholders.

     Adoption of 1998 Stock Option Plan. The Company proposed the ratification
     ----------------------------------
of the adoption of the 1998 Stock Option Plan which provides for the grant of options to officers, directors, other employees and consultants of the Company to purchase up to an aggregate of 1,200,000 shares of the Company's Common Stock. The proposal passed with 7,212,491 votes for, 168,796 votes against and 35,804 votes withheld.

ITEM 5.   OTHER INFORMATION

     On October 9, 1998, the Company entered into a merger agreement to acquire Videoland, a 76 store retail video chain that primarily operates in the states of Oregon, Washington, Iowa, and Idaho. The merger is anticipated to become effective on or before December 31, 1998, provided that certain closing conditions are satisfied including the obtaining of financing for the acquisition and the satisfactory completion of due diligence investigations. This acquisition is anticipated to increase the number of retail video stores owned and operated by the Company to 128. The consideration to be paid for the acquisition will consist of 76,000 shares of the Company's Series B Voting Convertible Redeemable Preferred Stock with a stated value of $100 per share and $1,900,000 in cash reduced by the total amount of indebtedness and liabilities of Videoland in excess of $11,500,000 at the time of closing and certain post-closing adjustments. There can be no assurances that the Company will obtain the necessary financing on terms acceptable to the Company or that the contemplated acquisition will otherwise be successfully completed.

     On October 16, 1998, the Company entered into a management agreement with Videoland to manage and operate its 76 stores from October 19, 1998 until the effective date of the acquisition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     --------

Numbers                   Description
-------                   -----------

10.1 Stock Purchase Agreement, dated as of July 3, 1998, by and among Video City, Inc., Andrew T. Baruffi, The Baruffi Family Trust, and The Baruffi Family Partnership, as amended by that certain Addendum, dated as of September 30, 1998 (previously filed).

10.2 Asset Purchase Agreement, dated as of September 30, 1998, by and among Video City, Inc., Far West Entertainment, Inc. and Bradley
              K. Maples (previously filed).

10.3 Asset Purchase Agreement, dated as of September 30, 1998, by and among Video City, Inc., Game City, Inc., Young C. Lee and Kay L. Lee (previously filed).

10.4 Management Agreement, dated as of October 16, 1998, by and between Video City, Inc. and Cianci's Videoland, Inc.

10.5 Agreement of Merger and Plan of Reorganization, dated as of October 9, 1998, by and among Video City, Inc., Cianci's Videoland, Inc., Victor J. Cianci and Evvy Cianci.

27            Financial Data Schedule


(b)  Reports on Form 8-K:
     -------------------

     On October 14, 1998, the Company filed a Current Report on Form 8-K, dated September 30, 1998, to report under Item 2 the acquisition of nine video stores. On December 11, 1998, the Company filed an amendment to such Current Report to report under Item 7 that the transaction was not considered significant to file financial statements and exhibits.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                VIDEO CITY, INC.

Date:  December 21, 1998                        /s/ Robert Y. Lee
                                                -----------------
                                                Robert Y. Lee
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Date:  December 21, 1998                        /s/ Timothy J. Denari
                                                ---------------------
                                                Timothy J. Denari
                                                Chief Financial Officer
                                                (Principal Financial Officer)