Form 10-K
period 1999-01-31
VIDEO CITY INC
filed 1999-05-17
CIK 773135

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
 (Mark One)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 1999

                                      OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________.

                       Commission File Number:  0-14023

                               VIDEO CITY, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                                    95-3897052
          (State or other jurisdiction of                      (I.R.S. Employer
           incorporation or organization)                     Identification No.)

370 Amapola Avenue, Suite 208, Torrance, California                  90501
      (Address of principal executive offices)                     (Zip Code)

                                (310) 533-3900
             (Registrant's Telephone Number, Including Area Code)

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

  The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of May 10, 1999, was approximately $14,051,000. The number of shares of common stock outstanding as May 10, 1999 was 13,846,936 shares.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

                      Documents Incorporated by Reference

  The registrant's definitive proxy statement for its Annual Meeting of Stockholders which is anticipated to be filed within 120 days of January 31, 1999 is incorporated by reference in response to Part III of this Annual Report on Form 10-K.
================================================================================

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


                                    PART I


ITEM 1.  BUSINESS

General

  Video City, Inc. ("Video City" or the "Company") owns and operates several chains of retail video specialty stores and, measured in growth rates, was the fastest growing publicly-held retail video specialty store company in the United States in 1998. As part of its strategic plan of acquisition, during its fiscal year ended January 31, 1999 ("fiscal 1999"), Video City grew from 18 stores in California to a total of 128 video stores located in nine states. As of May 10, 1999, the Company owned and operated 137 video specialty stores in eleven states. The Company has recently entered into an agreement to sell 50 of its video stores located in the states of Washington and Oregon. See "--Recent Developments."

  The Company's predecessor, Lee Video City, Inc. ("Lee Video City"), was formed as a California corporation in February 1990 for the purpose of developing a chain of retail video specialty stores. In January 1997, Lee Video City, Inc. merged with and into Prism Entertainment Corporation, a Delaware corporation incorporated in January 1984 ("Prism"), and the surviving Delaware corporation changed its name to "Video City, Inc." As a result of the Company's sale of its library of 47 feature films and other film properties in March 1998, the Company's sole business is the ownership and operation of video specialty stores. The Company's principal executive offices are located at 370 Amapola Avenue, Suite 208, Torrance, California 90501 and its telephone number is (310) 533-3900.

Developments During Fiscal 1999

  During fiscal 1999, the Company acquired nine companies that owned and operated an aggregate of 114 retail video stores. The consideration for the acquisitions consisted of a combination of cash, capital stock of the Company, promissory notes and the assumption by the Company of certain indebtedness and liabilities of the companies being acquired, some of which were paid off by the Company at the closings. Except for the acquisition of Video Tyme, Inc., Far West Entertainment, Inc. and Game City, Inc., each of the acquisitions described below was structured as a reverse triangular merger, with a newly formed subsidiary of Video City merging into the acquired company. Video City acquired all of the outstanding capital stock of Video Tyme, Inc. and substantially all of the assets of Far West Entertainment, Inc. and Game City, Inc. The following summarizes the acquisitions completed by the Company during fiscal 1999:

Acquired Companies               Number of Stores   States
------------------               ----------------   ------
Cianci's Videoland, Inc.                 76         California, Idaho, Iowa, Oregon
                                                    South Dakota and Washington

Adventures in Video, Inc.                13         Minnesota

Video Tyme Inc.                          6          Nevada

Leptis Magna, Inc.                       5          Colorado

Sulpizio One, Inc.                       4          California

Old Republic Entertainment, Inc.         4          California

KDDJ Investments, Inc.                   3          California

Far West Entertainment, Inc.             2          California and Idaho

Game City, Inc.                          1          California

  The Company has recently entered into an agreement to sell 50 of its video stores located in the states of Washington and Oregon. See "--Recent Developments."

Recent Developments

  Acquisition of Video Galaxy. On March 31, 1999, the Company acquired Video Galaxy, Inc. ("Video Galaxy") from the shareholders of Video Galaxy, in a transaction structured as a reverse triangular merger, with a newly formed subsidiary of Video City merging into Video Galaxy. Video Galaxy owns and operates 15 retail video stores in Connecticut and Massachusetts and had aggregate revenues of approximately $5,800,000 during the year ended December 31, 1998. The purchase price consisted of (i) 360,667 shares of Video City common stock (subject to post-closing adjustments, if any) and (ii) assumption and payment of indebtedness of Video Galaxy by Video City in the amount of $4,833,000 (of which approximately $1,757,000 was paid off by Video City at closing and $2,000,000 was converted into shares of Video City preferred stock and warrants). The payoff of indebtedness at closing was provided by cash obtained from an existing creditor of the Company.

  Sale of Certain Assets. On April 22, 1999 the Company entered into an Asset Purchase Agreement with Blockbuster Inc. pursuant to which the Company has agreed to sell to Blockbuster Inc. substantially all of the assets of 50 of the Company's retail video stores located in the states of Washington and Oregon for approximately $16 million in cash. The consummation of the sale is subject to certain conditions, including satisfactory due diligence investigations by Blockbuster Inc. and the receipt of certain governmental and other third-party consents. The company anticipates using the net proceeds from the sale of the assets to pay off certain of the Company's indebtedness and to finance future acquisitions. There can be no assurances that the contemplated asset sale will be consummated.

Industry Overview

  Video Retail Industry. According to the Video Software Dealers Association ("VSDA"), a video retailing industry association, the videocassette rental industry grew approximately 10% in 1998, reaching $8.1 billion in revenue, in sharp contrast to recent years in which rental revenue was generally flat and industry growth was driven by increases in product sales revenue. According to Paul Kagan Associates, Inc. ("Paul Kagan"), a video industry analyst, the United States video rental and sales industry grew from $9.8 billion in revenue in 1990 to approximately $16.9 billion in 1998, and is expected to reach nearly $20.8 billion by 2002.

  The video retail industry is highly fragmented and in recent years has been characterized by increased consolidation as larger regional and national "superstore" (video store that carries more than 7,500 units for rental or sale) chains have continued to increase market share by opening new stores and acquiring smaller, local operators. According to the VSDA, there were between 25,000 to 30,000 video specialty stores in operation during 1998. The Company believes approximately 8,500 of these stores are "superstores." The Company believes this consolidation will continue as the video retail industry evolves from independent stores to regional and national superstore chains, fueled by the competitive impact of superstores on smaller retailers, the need for enhanced access to working capital and efficiencies of scale offered by such superstore chains, the favorable revenue sharing and other copy depth opportunities afforded to the regional and national chains, and the increased marketing efforts of such regional and national chains.

  Movie Studio Dependence on Video Retailing. According to Paul Kagan, the video retail industry is the single largest source of domestic revenue to movie studios and represented approximately $6.7 billion, or 48.5%, of the $13.8 billion of estimated domestic studio revenue in 1998. Of the many movies produced and released by the major studios each year in the United States, relatively few are profitable for the movie studios based on box office receipts alone. The Company believes the consumer is more likely to view "non-hit" movies on rented videocassette than in any other medium because retail video stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of new releases. As a result, retail video stores, including those operated by the Company, purchase movies on videocassette regardless of whether the movies were successful at the box office, thus providing the major movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, the Company believes movie studios are highly motivated to protect this unique and significant source of revenue.

  Rentals versus Sales. Although the video retail industry includes both rentals and sales, the consumer market for prerecorded videocassettes has been primarily comprised of rentals. By setting the wholesale prices, movie studios influence the relative levels of videocassette rentals versus sales. Videocassettes released at a relatively high price, typically $60 to $70, are purchased by video specialty stores and are promoted primarily as rental titles. Videocassettes released at a relatively low price, typically $5 to $24 ("sell-through titles"), are purchased by video specialty stores and are generally promoted as both rental and sale titles. In general, movie studios attempt to maximize total revenue from videocassette releases by combining the release of most titles at a high price point to encourage purchase for the rental market, with the release of a relatively few major hits or animated children's classics at sell-through pricing to encourage purchase directly by the consumer at retail. Video specialty stores will purchase sell-through titles for both the rental market and for retail sale. Titles released at a high price are re-released at a lower price six months to one year after the initial release to promote sales directly to consumers. According to Paul Kagan, video rental revenue has increased from $7.4 billion in 1997 to $8.1 billion in 1998 and is expected to increase to $9.7 billion in 2002.

  Revenue Sharing. In 1998 a number of studios and video retailers adopted revenue sharing as an alternative to the historical rental pricing structure. Studios began offering retailers more videocassettes for an individual title at substantially lower initial cost in exchange for a share of the rental revenue that those copies generate over their initial release window. This has led to higher rental revenues for the video industry as well as for the studios. In addition, revenue sharing provides the studios an incentive to market these titles which improve revenue generated by increased transactions for both the video industry and the studios.

Business Strategy

  Superstore Format. The Company focuses on acquiring, building and operating retail video superstores. The Company believes a superstore is the most commercially viable format for video stores at most locations. The broader selection of titles and greater availability of popular new releases of a superstore generate enough customer traffic to make it economically viable to lease optimal locations that may demand higher lease rates. Because many store operating expenses, including labor costs, are substantially fixed regardless of the size of a store, operating expenses are proportionately lower in the larger superstore format as compared to a smaller store.

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

  Centralized Real-Time Management. All of the stores' point-of-sale system is directly connected to the Company's centralized management information system through Internet technology to provide real-time communication and feedback from them to the Company's headquarters in Torrance, California. Such system allows real-time monitoring of sales and inventory, and allows the Company to actively manage its new videocassette purchases and monitor customer demand. The Company periodically redistributes its inventory of videocassettes among its stores to fulfill customer demand without making excessive purchases of popular titles.

  Store Location and Marketing. Most of the Company's superstores are located in high traffic areas providing high visibility and easy access for its customers. The Company believes excellent customer service, a bright, clean and friendly shopping environment and convenient store locations are important to it's success. The Company advertises through local television, radio, newspaper and direct mail, and promotes its products through various special programs.

Growth Strategy

  Development Program. In many regions, the Company believes there are significant opportunities to grow through internal development and the opening of new stores. Such internal growth will be the means of expansion in attractive market areas where there are no strong acquisition candidates and where good locations are still available. Before the completion of the acquisitions in fiscal 1999, the opening of new stores had fueled most of the Company's growth. The Company selected suitable locations, negotiated reasonable leases with the property owners, retained contractors to remodel the interior of the stores into the Company's superstore format, hired and trained store employees, advertised the stores within their trade area, and opened the stores for business.

  Acquisitions. The Company believes the highly fragmented nature of its industry presents the opportunity to acquire strategically located chains that are market share leaders in their trade areas. As part of the Company's acquisition strategy the Company acquired 114 video stores in fiscal 1999 and 15 video stores in March 1999. See "--Developments During Fiscal 1999," "--Recent Developments" and "--Store Operations and Locations." The Company believes that acquiring such clusters of stores can be the most cost-effective means of entering an area, particularly where the acquired chain already occupies desirable locations. The purchase of an existing chain enables the Company to immediately utilize the assets of the acquired chain and thus to have an immediate revenue stream. Also, existing chains have an established customer base that tend to reduce the Company's advertising expenses. Through a combination of volume purchase discounts, larger advertising credits, more efficient inventory management and centralized management, the Company believes it is generally able to operate these acquired stores more profitably than their prior owners, who were typically single store or small chain operators. The Company anticipates opening additional stores as necessary to fill in the market areas of the acquired video chains so that operating efficiencies can be maximized.

  Future store acquisitions, if any, will be pursued as attractive opportunities become available. Such acquisitions will be based upon location, quality of operations and financial criteria as determined by the Company to be consistent with its growth strategy. In future acquisitions, the Company anticipates that some of the key employees of the acquired companies will be employed by the Company.

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

  New Products. The Company continues to offer new products to achieve competitive results and generate additional revenue in each of its stores. In December 1997, the Company introduced digital video discs ("DVDs") at its stores.

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

Products

  Videocassette Rental. The Company's primary revenue source is from the rental of videocassettes. Each of the Company's stores currently offers from 6,000 to 17,000 videocassettes consisting of from 4,000 to 10,000 different titles. New release videocassettes (videos within one year from release date) are displayed in the prominent "New Release" section and are organized alphabetically by title. Other videocassettes are displayed alphabetically by title within categories such as "Action," "Comedy" and "Drama." The Company is committed to offering as many copies of new releases as necessary to be competitive within its markets. Promotional strategies that the Company believes have been highly successful include (i) the limited time guarantee of the availability of a popular new release, (ii) allowing customers to reserve certain video titles up to one week in advance, and (iii) allowing customers to rent and return videocassettes at any of the Company's stores.

  Videocassette Sales. The Company offers new and previously viewed videocassettes for sale. Previously viewed videocassettes are pulled from the shelves several weeks after the release date depending on customer demand and are sold to customers at a discount price.

  Video Games. Each of the Company's stores offers from 300 to 1,000 video game cartridges, consisting of 250 to 600 different titles. Revenues generated from game cartridges were on a continuous upward trend from 1992 to 1995. A decline in video game rentals began in 1995 and continued through 1996 due to consumer confusion on the direction of new hardware and formats. Video game rentals improved in 1997 and 1998 based on consolidation of formats by the major suppliers. The Company anticipates growth of its video game business and broadening its selection of game cartridges to include successful new formats as they become available and grow in popularity.

  Digital Video Discs. DVDs are an alternative format to VHS tapes that offer consumers digital picture and sound and additional features such as enhanced content and interactivity. The DVD format was introduced in late 1997, and since then more than 1.3 million DVD players have reportedly been sold. The Company began its rollout of the DVD format in its stores in December 1997 and currently carries the format in approximately 47 percent of its stores. The company anticipates the format will be available chain wide by January 31, 2000. DVDs have shown to be the fastest growing new category introduced by the Company due to increased interest in older movie titles as a result of the substantial improvement in picture and sound quality over VHS.

  Other Products. In addition to videocassette rentals and sales, video game rentals and DVDs, the Company's stores also rent videocassette players, video game players, digital video discs, laser discs and audio books in selected stores and sell a variety of video accessories and confectionery items.

Store Operations and Locations

  The Company's stores range in size from 2,125 square feet to 13,690 square feet and offer between 6,000 to 14,000 videocassettes consisting of from 4,000 to 10,000 different titles. The Company's superstores feature television monitors showing movie previews and promotions of coming attractions and displays posters and stand-up displays promoting movie titles. The Company's stores are open 365 days a year from 10:00 a.m. to 11:00 p.m.

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

  The following table provides the number of stores in each of the states in which the Company owned and operated retail video stores as of May 10, 1999:

                                                   Number of
                         State                      Stores
                      -------------                ---------
                      Oregon                           32

                      California                       30

                      Washington                       22

                      Connecticut                      14

                      Idaho                            9

                      Minnesota                        9

                      Nevada                           7

                      Iowa                             6

                      Colorado                         4

                      Maine                            2

                      South Dakota                     1

                      Massachusetts                    1
                                                   ---------

                        Total                         137
                                                   ---------

  The Company has recently entered into an agreement to sell 50 of its video stores located in the states of Washington and Oregon. See "--Recent Developments."

Suppliers

  The Company has supply agreements with its two major suppliers, Ingram Entertainment, Inc. ("Ingram") and Rentrak Corporation ("Rentrak"). The agreement with Ingram requires the Company to purchase, under certain conditions, approximately 80% of its yearly requirements for the video rental, video sell-through, and video game products. The Ingram supply agreement expires on June 30, 2001 unless terminated earlier by Ingram. Pursuant to the revenue sharing agreement with Rentrak, the Company is obligated to pay Rentrak revenue sharing and handling fee payments that are equal to on an annual basis at least 10% of total gross rental revenues. The Rentrak revenue sharing agreement expires on May 31, 2016.

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

Competition

  The video retail industry is highly competitive. The Company competes with other local, regional and national chains, such as Blockbuster Inc. and Hollywood Entertainment Corporation ("Hollywood Entertainment"), and with supermarkets, mass merchants, mail order companies and other retailers. Some of the Company's competitors have significantly greater financial and marketing resources and name recognition, although the Company is generally the largest or second largest video retailer in most of its geographic markets.

  The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of popular titles available, customer service, and, to a lesser extent, pricing. Approximately 35 percent of the Company's stores compete directly with stores operated by Blockbuster and/or Hollywood Entertainment, many in very close proximity. As a result of direct competition with Blockbuster, Hollywood Entertainment and others, rental pricing of videocassettes and greater availability of new releases may become a more significant competitive factor in the Company's business, which could have an adverse impact on the results of operations of the Company.

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

Employees

  As of January 31, 1999 the Company had approximately 1,096 employees of whom approximately 1,055 were located at the retail stores and the remainder were at the Company's corporate administrative office. Due to recent acquisitions, as of March 31, 1999, the Company had approximately 1,560 employees of whom approximately 1,516 were located at the retail stores and the remainder were at the Company's corporate administrative office. The Company is not currently a party to any collective bargaining agreements. The Company believes that its relationships with its employees are generally good.


                            SPECIAL CONSIDERATIONS

  In addition to the other information set forth in this Annual Report, persons who may own or intend to own securities of the Company should carefully consider the following special considerations:

Growth Strategy

  The Company's long-term strategy is to grow primarily through acquisitions of existing stores and secondarily through new store openings. The successful acquisition of existing stores and opening of new stores depends on numerous conditions, some of which are described below, and requires significant amounts of capital and other resources. In the past, the Company's growth strategy has been funded through proceeds from bank debt, seller financing, cash from operations and use of the Company's common stock as acquisition consideration. The Company currently intends to finance future acquisitions and new store openings with funds from borrowings, including the Company's credit facility through assumption of liabilities by the Company and net proceeds from the sale of debt or equity financing. There can be no assurance that these and other sources of capital will be available to the Company in the future in order for the Company to pursue its growth strategy.

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

Ability to Manage Growth

  The Company is currently experiencing a period of rapid growth and expansion. The Company acquired 114 video stores during the fiscal year ended January 31, 1999 and may consummate additional acquisitions in the future. Such growth and expansion has placed and will continue to place a significant strain on the Company's management, services and support operations, administrative personnel and other resources. The Company's ability to manage such growth effectively will require the Company to continue to improve its operational, management and financial systems and controls and to hire, train, motivate and manage its employees. In addition, the Company may be unable to retain or hire the necessary personnel or acquire other resources necessary to service such growth adequately. There can be no assurance that the Company will be able to effectively manage this rapid growth and expansion. In the event the Company is unable to effectively manage its growth and expansion, there may be a material adverse effect on the Company's business and results of operations.

Competition and Technological Obsolescence

  The video retail industry is highly competitive. The Company competes with other local, regional and national chains, such as Blockbuster and Hollywood Entertainment, and with mass merchants, mail order companies and other retailers. Some of the Company's competitors have significantly greater financial and marketing resources and name recognition, although the Company is generally the largest or second largest video retailer in most of its geographic markets.

  The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of popular titles available, customer service, and, to a lesser extent, pricing. Approximately 35 percent of the Company's stores compete directly with stores operated by Blockbuster and/or Hollywood Entertainment, many in very close proximity. As a result of direct competition with Blockbuster, Hollywood Entertainment and others, rental pricing of videocassettes and greater availability of popular releases may become a more significant competitive factor in the Company's business, which could have an adverse impact on the results of operations of the Company.

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

Dependence on Key Personnel

  The Company's business and operations are dependent on the continued efforts of Robert Y. Lee, its Chairman of the Board and Chief Executive Officer, and its other executive officers. If any of these individuals become unwilling or unable to continue their employment or association with the Company, or if the Company is unable to attract and retain other skilled employees when needed, the Company's business could be materially, adversely affected. The Company maintains a key person life insurance policy on Robert Y. Lee.

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

  The Company leases its corporate headquarters located in Torrance, California pursuant to a lease with an initial term expiring September 2002. This facility consists of approximately 9,300 square feet of office space. The Company considers its corporate offices and stores to be generally suitable and adequate for their intended purposes.

  The Company's corporate headquarters were relocated from Bakersfield, California to Torrance, California during November 1998. The Company will continue to lease the Bakersfield facility as a regional office primarily for various support staff and storage until the expiration of the lease in January 2000.

ITEM 3.      LEGAL PROCEEDINGS

  There are no material legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company submitted no matters to a vote of stockholders during the fourth quarter of the fiscal year ended January 31, 1999.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

  Lee Video City was privately held until its merger with and into Prism on January 8, 1997. Prism's common stock did not have an established public trading market at the time of the merger. Commencing in February 1998, the Company's Common Stock has traded on the NASD Electronic Bulletin Board under the symbol "VDCT." See "Business--General."

  The following sets forth for the periods indicated the high and low last sale prices of the Company's Common Stock as reported on the NASD Electronic Bulletin
Board:

                                          High     Low
  Fiscal Year Ended January 31, 1999:

              First Fiscal Quarter       $1.500   $.250

              Second Fiscal Quarter      $1.500   $.656

              Third Fiscal Quarter       $1.000   $.200

              Fourth Fiscal Quarter      $1.937   $.375

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

  As of May 10, 1999, there were approximately 540 record holders of the Company's Common Stock.

  The Company has not paid cash dividends on its Common Stock since its inception and has no current plans to pay dividends on its Common Stock in the foreseeable future. The Company intends to reinvest future earnings, if any, in the development and expansion of its business. The Company's current credit facility prohibits the payment of dividends on the Company's Common Stock. Any future determination to pay dividends will depend upon the Company's combined results of operations, financial condition and capital requirements and such other factors deemed relevant by the Company's Board of Directors.

Recent Sales of Unregistered Securities

  On December 1, 1998, the Company issued warrants to purchase an aggregate of 105,000 shares of the Company's Common Stock to three consultants as consideration for certain consulting services provided to the Company. All of the warrants were exercisable at $2.00 per share.

  On December 28, 1998, the Company issued a total of 76,000 shares of the Company's Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock") to Victor J. Cianci and Evvy R. Cianci as part of the consideration for the acquisition of Cianci's Videoland, Inc ("Videoland"). The shares of Series B Preferred Stock are convertible at a conversion price of $3.1667 per share. On December 28, 1998, the Company also issued 25,000 shares its Common Stock to the Company's financial advisor as part of the compensation for financial advice rendered in connection with the acquisition.

  On January 31, 1999, the Company issued a total of 24,497 shares of its Common Stock to two of the Company's vendors in satisfaction of approximately $49,000 owed to such vendors by the Company.

  The Company believes that the issuance of securities in each of the foregoing transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

  Effective as of January 31, 1999, the Company issued 7,000 shares of its Series AA Convertible Redeemable Preferred Stock to the holders of the Series A Convertible Redeemable Preferred Stock in exchange for an equivalent number of previously outstanding shares of the Company's Series A Convertible Redeemable Preferred Stock. The Company believes that the exchange was exempt pursuant to
Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected historical financial data for the years ended January 31, 1999 and 1998 and December 31, 1996, 1995, and 1994 have been derived from the financial statements. As a result of the reverse acquisition of Prism, the Company changed its fiscal year from December 31 to January 31 effective February 1, 1997. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's financial statements and notes thereto.

                                                                                  Month
                                                                                  ended
                                               Year  ended January 31,         January 31,          Year ended December 31,
                                                 1999          1998               1997          1996         1995          1994
                                              -----------    -----------       -----------    -------       -------       -------
STATEMENT OF OPERATIONS DATA:                               (In thousands of dollars, except per share and operating data)
  Revenues...............................     $24,436        $10,212           $   940        $11,441       $14,151       $13,164
  Operating income (loss)................      (1,263)        (2,423)             (105)          (418)          285          (379)
  Net income (loss)......................          11         (2,976)             (133)           (43)         (586)       (1,310)
  Net income (loss) per share............        0.00          (0.30)            (0.03)         (0.01)        (0.14)        (0.32)
  Weighted average shares used
   in computation........................      12,091          9,771             4,569          4,234         4,127         4,080

OPERATING DATA:
  Number of stores at end of period......         128             18                18             18            29            20
  Increase (decrease) in same store
   revenues(1)...........................         1.6%           4.4%                           (1.2)%        (1.9)%          5.2%
                                                                                January
                                                     January 31,                   31,                 December 31,
                                                 1999          1998               1997          1996         1995          1994
                                              -----------    -----------       -----------    -------       -------       -------
BALANCE SHEET DATA:                                    (In thousands of dollars, except per share and operating data)
  Cash and cash equivalents..............     $   172        $    28           $ 1,247        $    59       $   418       $    93
  Videocassette rental inventory.........      21,120          2,795             2,127          2,189         3,354         3,529
  Total assets...........................      38,253          6,599            11,080          4,010         7,335         7,705
  Credit facility........................      16,045              -                 -              -             -             -
  Long-term debt, less current portion...       1,637          2,043             3,341          5,804         7,954         9,028
  Total liabilities......................      32,985          7,298             8,844          8,167        11,449        11,458
  Stockholders' equity (deficit).........       5,267           (699)            2,236         (4,157)       (4,114)       (3,753)

_____________

(1) The increase (decrease) in same store revenues compares revenues from stores opened and owned by the Company for twelve full months. (Including relocations)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the Company's financial statements and the related notes thereto and the other financial information included elsewhere in this Annual Report. When used in the following discussions, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in "Business--SpecialConsiderations." Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

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

     Videocassette rental inventory, which includes video games, is recorded at cost and amortized over its estimated economic life. Effective February 1, 1998, the Company adopted a new method for amortizing its base stock (copies one through three of each title per store) of rental videocassettes. Base stock is now amortized over a 60 month period on a straight-line basis to a salvage value of $6 per tape, whereas prior to the change, base stock was amortized over a 36 month period on a straight-line basis to a salvage value of $6 per tape. The new method of amortization was adopted because the Company believes that decelerating expense recognition for its base stock more accurately matches its revenue stream and useful economic life. The fourth through ninth copies of each title per store are amortized over a 36 month period on an accelerated basis to a salvage value of $6 per tape. The tenth and any succeeding copies of each title per store are amortized over 9 months on a straight-line basis to a salvage value of $6 per tape. The method for amortizing copies four and any succeeding copies of each title per store has remained the same. The effect of the change on base stock amortization for the year ended January 31, 1999 was a reduction of amortization of videocassette rental inventory of approximately $570,000.

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

                                                    Year Ended           Year Ended           Year Ended
                                                   January 31,          January 31,          December 31,
                                                      1999                 1998                 1996
                                                   -----------          -----------          ------------
Revenue                                                100.0%               100.0%               100.0%
Operating costs and expenses:
  Store operating expenses                              56.0%                43.7%                55.9%
  Amortization of videocassette rental
    Inventory                                           10.4%                18.9%                17.4%
  Cost of product sales                                 13.5%                 7.5%                13.6%
  Cost of leased product                                 5.7%                 4.1%                 4.9%
  General and administrative                            19.6%                19.9%                12.0%
  Nonrecurring writedown of Film Library                                     29.7%
Total Operating costs and expenses:                    105.2%               123.7%               103.7%
Operating income (loss)                                (5.2)%              (23.7)%               (3.7)%
Non-operating expenses                                   5.5%                 5.4%                 3.3%
Loss before income taxes                              (10.7)%              (29.1)%               (0.4)%
Number of stores open at end of period                   128                   18                   18
Weighted average number of stores                         51                   18                   22

Year Ended January 31, 1999 Compared to Year Ended January 31, 1998

     Revenues. Revenues for the fiscal year ended January 31, 1999 increased $14,224,000 or 139%, to $24,436,000 compared to $10,212,000 for the fiscal year ended January 31, 1998 ("fiscal 1998"). The increased revenues were primarily attributable to the acquisition of 114 stores during fiscal 1999. Same store revenues for fiscal 1999 increased by approximately 1.6% compared to fiscal 1998. The Company ended fiscal 1999 with 128 stores operating in 9 states compared to 18 stores operating in California at the end of fiscal 1998. Management fee income for fiscal 1999 totaled $607,733 compared to $205,000 for fiscal 1998. The increase was mainly due to the management fees earned from managing Videoland's stores for the 10 weeks prior to its acquisition.

     Store Operating Expenses. Store operating expenses for fiscal 1999 increased $9,215,000, or 207%, to $13,675,000 compared to $4,460,000 for fiscal
1998. The increase was primarily attributable to acquisition of 114 stores during fiscal 1999. Store operating expenses as a percentage of total revenues were 56.0% for fiscal 1999 compared to 43.7% for fiscal 1998. The increase in store expenses as a percentage of total revenue for fiscal 1999 was primarily due to assimilation, payroll, training, and inventory expenses related to the acquired stores.

     Amortization of Videocassette Rental Inventory. Amortization of videocassette rental inventory for fiscal 1999 increased $614,000 or 31.8%, to $2,542,000 compared to $1,928,000 for fiscal 1998. The primary reason for the increase was the addition of 114 stores acquired during fiscal 1999, partially offset by the effect of a change in the amortization period for base inventory (copies 1-3) from 36 months to 60 months. Amortization of videocassette rental inventory as a percentage of total revenue was 10.4% in fiscal 1999 compared to 18.9% in fiscal 1998. The decrease was primarily due to the Company purchasing a lower proportion of purchased videocassettes versus leased videocassettes in fiscal 1999 compared to fiscal 1998.

     Cost of Product Sales. The cost of product sales for fiscal 1999 increased $2,539,000 or 333%, to $3,301,000 compared to $762,000 for fiscal 1998. This increase was directly attributable to aggregate growth in product sales of 262% in fiscal 1999 compared to fiscal 1998.

     Cost of Leased Product. Cost of leased product for fiscal 1999 increased $975,000 or 233%, to $1,394,000 compared to $419,000 for fiscal 1998. The increase was primarily attributable to the Company acquiring 114 stores during fiscal 1999. Cost of leased product as a percentage of total revenue was 5.7% in fiscal 1999 compared to 4.1% in fiscal 1998. The increase as a percentage of total revenue was due to the higher proportion of leased videocassettes versus purchased videocassettes in fiscal 1999 compared to fiscal 1998, in part due to the company's increased leasing of additional titles to periodically provide "guaranteed" rentals of popular films in all stores.

     General and Administrative. General and administrative expenses for fiscal 1999 increased $2,750,000, or 135%, to $4,786,000 compared to $2,035,000 for fiscal 1998. The increase was primarily attributable to incurring additional costs for payroll, professional services, and travel to support the addition of 114 new stores during fiscal 1999. General and administrative expenses as a percentage of total revenues decreased to 19.6% in fiscal 1999 compared to 19.9% in fiscal 1998. The decrease was mainly the result of spreading the corporate expenses over significantly higher revenues for that period.

     Write-down of Film Library. During the fourth quarter of fiscal 1998, management decided to dispose of the film library in order to concentrate the Company's business on the ownership and operation of video specialty superstores. The film library was written down by $3,030,000 to reflect it's net realizable value at January 31, 1998. On March 25, 1998, the Company sold the rights to its library of 47 feature films and other properties and related accounts receivable to an entity owned and controlled by Stephen C. Lehman, a member of the Company's board of directors, for $1,350,000 in cash. The film library was stated at the net realizable value at January 31, 1998. The library was the principal asset of Prism prior to the merger in January 1997 of Lee Video City with and into Prism. Under the agreement by which the Company sold its film rights, the Company had a right to buy back the film library at any time through February 4, 1999 at escalating prices ranging from $1,650,000 to $1,850,000, less amounts actually received and collected by the buyer. The Company did not exercise this right.

     Interest Expense. Net interest expense increased $1,011,000, or 183.2%, to $1,563,000 for fiscal 1999 compared to $552,000 for fiscal 1998. The increase in interest expense was primarily due to the increase in borrowings related to the addition of the credit facility entered into with FINOVA Capital Corporation ("FINOVA") in March of 1998. The facility was used primarily to fund the cash portion of the March 25, 1998 and September 30, 1998 acquisitions and to pay off other short term debt. In addition, the Company incurred a write off of the unamortized loan fees related to the FINOVA credit facility when it was paid off on December 28, 1998 with proceeds from the new $30 million revolving credit facility with BankBoston Retail Finance Inc. ("BankBoston").

     Other. Other (income) expense was $(221,000) for fiscal 1999 compared to $0 for fiscal 1998 mainly due to the receipt by the Company of a break-up fee in June 1998 in connection with the acquisition agreement entered into with Planet Video, Inc.

     Income Taxes.   Statement of Financial Accounting Standards No. 109
requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. At January 31, 1998, a valuation allowance for the full amount of the net deferred tax asset in the amount of $2,195,397 was recorded because of pre-fiscal 1998 losses and uncertainties as to the amount of taxable income that would be generated in future years. Due to significant acquisitions consummated during the year, the Company has determined from its projections that it is more likely than not that future taxable income would be sufficient to enable the Company to realize its deferred tax assets and has accordingly, reversed the full amount of the valuation allowance as of January 31, 1999.


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

     Interest Expense. Net interest expense decreased $140,000, or 20.2%, to $552,000 for fiscal 1998 compared to $692,000 for fiscal 1996. The decrease in interest expenses was due to the conversion of debt to equity in January 1997 of approximately $3,850,000 and paydown of approximately $2,000,000 primarily through collection of accounts receivable, partially offset by the assumption by the Company of the note payable to Imperial Bank in the amount of $3,066,000 in January 1997.

     Other. Other (income) expense of $(17,000) in fiscal 1996 was attributable to miscellaneous non-operating royalties.

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

     Cost of Leased Product. Cost of leased product for the one month ended January 31, 1997 decreased $64,000, or 63.6%, to 36,000 compared to $99,000 for the one month ended January 31, 1996. The decrease was due to the Company leasing a lower proportion of videocassettes versus purchasing videocassettes in January 1997 compared to January 1996.

     Store Operating Expenses. Store operating expenses for the one month ended January 31, 1997 decreased $138,000, or 23.8%, to $439,000 compared to $577,000 for the one month ended January 31, 1996. Store operating expenses as a percentage of total revenues was 46.7% in January 1997 compared to 53.1% in January 1996. The decrease was primarily due to lower personnel costs and other controllable expenses.

     General and Administrative. General and Administrative expenses for the one month ended January 31, 1997 increased $196,000 to $323,000 compared to $127,000 for the one month ended January 31, 1996. The increase was primarily due to costs related to the merger of Lee Video City with and into Prism.

     Interest Expense. Interest expense for the one month ended January 31, 1997 decreased $31,000, or 40.2%, to $46,000 compared to $77,000 for the one month ended January 31, 1996. The decrease in interest expense was due to the Company having approximately $3,750,000 less in debt in January 1997 compared to January 1996.

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

Liquidity and Capital Resources

     The Company funds its short-term working capital needs, including the purchase of videocassettes and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future videocassette and other inventory purchases and other working capital needs for its existing stores. As part of its aggressive growth strategy, the Company requires greater working capital to sustain its current level of growth. There can be no assurance, however, that cash from operations and extended vendor terms will be sufficient to fund future videocassette and inventory purchases and other working capital to sustain the continued aggressive growth of the Company. In the event the Company is unable to obtain the equity financing, debt financing or the contemplated strategic divestiture, the Company may not have the liquidity to sustain its current rate of growth.

     Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during fiscal 2000.

     The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, the net proceeds from the possible sale of debt or equity securities, bank credit facilities, trade credit, and equipment leases. On December 28, 1998, the Company and its subsidiaries entered into a Loan and Security agreement with BankBoston providing for a $30 million revolving credit facility secured by all of the assets of Video City and its subsidiaries. The BankBoston credit facility replaced the Company's previous $7.5 million loan facility with FINOVA Capital Corporation. The new loan agreement provides for a maturity date of December 29, 2001 and a per annum interest rate equal to either
(a) the base rate announced from time to time by BankBoston, N.A. plus 0.5 percent or (b) LIBOR plus 3.0 percent, at Video City's election. In addition, Video City is obligated to pay various fees in connection with the credit facility. The amount available for borrowing under the Line of Credit is determined by deducting the Company's principal balance of the Line of Credit from its borrowing base. The borrowing base is determined by multiplying the applicable inventory advance rate and the number of units of the acceptable inventory, net of reserves. As of December 30, 1998, Video City borrowed $13,400,000 of which (a) $6,400,000 was used to pay off all amounts due to FINOVA Capital Corporation, (b) $1,900,000 was used as the cash component of the purchase price of Videoland, and (c) $3,700,000 was used to pay off certain indebtedness and trade payables of Videoland, and (d) $800,000 was used to pay off certain amounts owed by Video City. As of January 31, 1999, the outstanding amount under the BankBoston credit facility was $16,045,000. As of May 14, 1999, the outstanding amount under the BankBoston credit facility was $23,692,000, the unused portion was $6,308,000 and the availability was $70,000.

     On April 22, 1999 the Company entered into an Asset Purchase Agreement with Blockbuster Inc. pursuant to which the Company has agreed to sell to Blockbuster Inc. substantially all of the assets of 50 of the Company's retail video stores located in the states of Washington and Oregon for approximately $16 million in cash. The consummation of the sale is subject to certain conditions, including satisfactory due diligence investigations by Blockbuster Inc. and the receipt of certain governmental and other third-party consents. The company anticipates using the net proceeds from the sale of the assets to pay off certain of the Company's indebtedness and to finance future acquisitions. There can be no assurances that the contemplated asset sale will be consummated.

     In conjunction with the sale of its film library on March 25, 1998, the Company paid off in full the promissory note to Imperial Bank, which had a balance at January 31, 1998 of $1,411,306.

     Net cash provided by operating activities for fiscal 1999 decreased by approximately $5,002,000 or 168% from fiscal 1998, primarily due to an increase in accounts payable and accrued expenses, partially offset by an increase in goodwill and accounts receivable. Net cash used in investing activities during fiscal 1999 increased by $23,914,000 or 872% compared to fiscal 1998, mainly due the inventory and fixed assets purchased through acquisitions and increased inventory purchases to operate a larger number of stores. Net cash provided by financing activities during fiscal 1999 was $21,866,000 compared to net cash used of $1,447,243 during fiscal 1998. The change was mainly due to proceeds received from the BankBoston credit facility, issuance of debt, and issuance of preferred and common stock, partially offset by repayment of the FINOVA credit facility loan balance.

     Net cash provided by operating activities in the year ended January 31, 1998 increased by approximately $1,241,000 or 71.7% from the year ended December 31, 1996, primarily due to a decrease in accounts receivable, partially offset by an increase in merchandise inventories and other assets. Net cash used in investing activities during fiscal 1998 increased by $914,000, or 50.0% compared to 1996, mainly due to the inclusion in 1996 of proceeds received from the sale of certain fixed assets and increased net purchases of videocassette rental inventory made in fiscal 1998 versus 1996. Net cash used in financing activities during fiscal 1998 increased $1,187,000, or 331.3% compared to 1996, mainly due to increased principal payments made on obligations secured by accounts receivables.

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

Year 2000

     The year 2000 problem is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer systems that uses time-sensitive software programming may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures.

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

     Management has determined that the costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in the future periods. The estimated total costs to address the Company's Year 2000 issues is approximately $25,000 which includes the cost of upgrading software and hardware systems.

     The reasonably most likely worst case scenario for the Company would be the failure of its video stores' point of sale system. The Company is in the process of developing back-up systems that do not rely on computers in response to this unlikely event.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133") which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. The provisions of this statement are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 31, 2001 to affect its financial statements.

Quantitative and Qualitative Disclosure About Market Risk

     The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations. The carrying value of the Company's bank debt approximates fair value at January 31, 1999 and 1998 since the note related thereto substantially bears interest at a floating rate based upon the lenders' "prime" rate.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                 PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Schedules:

     The following financial statements of Video City, Inc. (and its predecessor Lee Video City, Inc.) are included in this Report as pages F-1 through F-30 following the signature pages:

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity

     Statements of Cash Flows

     Notes to Financial Statements

     (b)  Form 8-K

     A Current Report on Form 8-K, dated December 28, 1998, was filed by the Company on January 12, 1999 to report under Item 2 and Item 5 the acquisition of Cianci's Videoland, Inc. and obtaining of a credit facility. An amendment to the Form 8-K was filed by the Company on March 15, 1999 to report under Item 7 the financial statements and pro forma financial information relating to the acquisition of Cianci's Videoland, Inc.

     (c) Exhibits

Exhibit
  No.                                        Exhibit Description
--------   ----------------------------------------------------------------------------------------

     2.1   Amended Plan of Reorganization of Prism Entertainment Corporation, date October 25,
           1996.(1)

     2.2   Agreement and Plan of Reorganization and Merger, dated as of October 25, 1996, between
           Prism Entertainment Corporation and Lee Video City, Inc., as amended.(1)

     3.1   Certificate of Incorporation of the Company, as amended.(2)(5)

     3.2   Bylaws of the Company, as amended.(2)

     3.3   Certificate of Designations for the Company's Series A Convertible Redeemable Preferred
           Stock.(5)

     3.4   Certificate of Designations for the Company's Series AA Convertible Redeemable
           Preferred Stock

     3.5   Certificate of Designations for the Company's Series B Convertible Redeemable Preferred
           Stock.(9)

     4.1   Certificate of Merger of Lee Video City, Inc. into the Company.(1)

    10.1   Override Agreement, dated as of November 19, 1996, by and among Lee Video City, Inc.,
           Robert Y. Lee, Prism Entertainment Corporation and Ingram Entertainment, Inc.(1)

    10.2   Stockholders Agreement, dated as of January 8, 1997, by and among the Company, Robert
           Y. Lee, Barry Collier and Ingram Entertainment, Inc.(3)

    10.3   Supply Agreement, dated January 8, 1997, between the Company and Ingram Entertainment,
           Inc.(3)

    10.4   Escrow and Warrant Agreement, dated as of January 8, 1997, granted by Robert Y. Lee to
           Ingram Entertainment, Inc. to purchase 404,403 shares of Common Stock of the Company.(3)

    10.5   Warrant, dated as of January 8, 1997, to purchase 852,750 shares of Common Stock of the
           Company issued to Ingram Entertainment, Inc.(3)

    10.6   Stock Purchase Warrant, dated August 24, 1995, issued by Lee Video City, Inc. to
           Rentrak Corporation.(3)

    10.7   Stock Purchase Warrant, dated June 19, 1996, issued by Lee Video City, Inc. to Rentrak
           Corporation.(3)

    10.8   Employment Agreement, dated January 8, 1997, between the Company and Robert Y. Lee.(3)

    10.9   Employment Agreement, dated January 8, 1997, between the Company and James Craig
           Kelly.(3)

   10.10   Employment Agreement, entered into in August 1998, between the Company and Timothy J.
           Denari.(6)

   10.11   1996 Stock Option Plan of Lee Video City, Inc.(3)

   10.12   1998 Stock Option Plan.(11)

   10.13   Stock Option Agreement, dated January 8, 1997, between the Company and Barry L.
           Collier.(3)

   10.14   Irrevocable Proxy, dated January 8, 1997, given by Barry Collier to Robert Y. Lee.(3)

   10.15   Agreement of Merger and Plan of Reorganization, dated as of March 25, 1998, by and among Video City, Inc., Video Adventures Corp., Adventures in Video, Inc. and David A.
           Ballstadt.(4)

   10.16   Agreement of Merger and Plan of Reorganization, dated as of March 25, 1998, by and among Video City, Inc., Video Ballstadt Corp., KDDJ Investments, Inc. and David A.
           Ballstadt.(4)

   10.17   Agreement of Merger and Plan of Reorganization, dated as of March 25, 1998, by and among Video City, Inc., Video Acquisition Corp., Leptis Magna, Inc. d/b/a Video
           Unlimited and G. Wayne Bailey and Orawan Bailey.(4)

   10.18   Agreement of Merger and Plan of Reorganization, dated as of March 25, 1998, by and among Video City, Inc., Video Republic Corp., Old Republic Entertainment, Inc. and C.
           Anthony Anderson.(4)

   10.19   Agreement of Merger and Plan of Reorganization, dated as of March 25, 1998, by and among Video City, Inc., Video Sulpizio Corp., Sulpizio One, Inc., Dennis Rhoton and
           Edward Rheinhardt.(4)

   10.20   Film Rights Transfer Agreement, dated as of March 23, 1998, by and among Conrad
           Entertainment, LLC and Video City, Inc.(4)

   10.21   Loan and Security Agreement, dated as of March 24, 1998, by and among FINOVA Capital
           Corporation and Video City, Inc., Adventures in Video, Inc., KDDJ Investments, Inc.,
           Leptis Magna, Inc., Old Republic Entertainment, Inc. and Sulpizio One, Inc.(4)

   10.22   Warrant issued to FINOVA Capital Corporation.(4)

   10.23   Restructured Debt Agreement, dated March 25, 1998, by and among Rentrak Corporation,
           Mortco, Inc., Video City, Inc., Sulpizio One, Inc. and Adventures in Video, Inc.(4)

   10.24   Stock Purchase Agreement, dated as of July 3, 1998, by and among the Company, Andrew T.
           Baruffi, The Baruffi Family Trust, and The Baruffi Family Partnership, as amended by that certain Addendum, dated as of September 30, 1998.(8)

   10.25   Asset Purchase Agreement, dated as of September 30, 1998, by and among the Company, Far
           West Entertainment, Inc. and Bradley K. Maples.(8)

   10.26   Asset Purchase Agreement, dated as of September 30, 1998, by and among the Company,
           Game City, Inc., Young C. Lee and Kay L. Lee.(8)

   10.27   Management Agreement, dated as of October 16, 1998, by and between the Company and
           Cianci's Videoland, Inc.(7)

   10.28   Agreement of Merger and Plan of Reorganization, dated as of October 9, 1998, by and among the Company, Cianci's Videoland, Inc., Victor J. Cianci and Evvy Cianci.(7)

   10.29   Agreement of Merger and Plan of Reorganization, dated as of March 30, 1999, by and among the Company, Video Galaxy, Inc. James G. Howard, George M. Peloso and Kurt
           Peterson.(10)

   10.30   Loan and Security Agreement, dated as of December 29, 1998, by and among the Company and its subsidiaries and BankBoston Retail Finance Inc.

   21.1    Subsidiaries of the Company.

   27.1    Financial Data Schedule

_____________________
(1) Previously filed as exhibits to the Company's Current Report on Form 8-K, dated January 8, 1997, and incorporated herein by reference.
(2) Previously filed as exhibits to Prism Entertainment Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1988, and incorporated herein by reference.
(3) Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and incorporated herein by reference.
(4) Previously filed as exhibits to the Company's Current Report on Form 8-K, dated March 25, 1998, and incorporated herein by reference.
(5) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998, and incorporated herein by reference.
(6) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998, and incorporated herein by reference.
(7) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended

     October 31, 1998, and incorporated herein by reference.
(8) Previously filed as exhibits to the Company's Current Report on Form 8-K, dated September 30, 1998, and incorporated herein by reference.
(9) Previously filed as exhibits to the Company's Current Report on Form 8-K, dated December 28, 1998, and incorporated herein by reference.
(10) Previously filed as exhibits to the Company's Current Report on Form 8-K, dated March 31, 1999, and incorporated herein by reference.
(11) Previously filed as exhibits to the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, and incorporated herein by reference.

     (d)  Financial Statement Schedule

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

                                 VIDEO CITY, INC.



                                 By /s/ Robert Y. Lee
                                   -------------------------------
                                   Robert Y. Lee
                                   Chairman of the Board
                                   and Chief Executive Officer
Date:  May 14, 1999

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

            Signature                     Title                                              Date
            ---------                     -----                                              ----

/s/ Robert Y. Lee                         Chairman of the Board and                        May 14, 1999
---------------------------------------   Chief Executive Officer (Principal
Robert Y. Lee                             Executive Officer)

/s/ Timothy J. Denari                     Chief Financial Officer (Principal               May 14, 1999
---------------------------------------   Financial and Accounting Officer)
Timothy J. Denari

/s/ James Craig Kelly                     Director                                         May 14, 1999
---------------------------------------
James Craig Kelly

/s/ David A. Ballstadt                    Director                                         May 14, 1999
---------------------------------------
David A. Ballstadt

/s/ Michael T. Anderson                   Director                                         May 14, 1999
---------------------------------------
Michael T. Anderson

/s/ Barry L. Collier
---------------------------------------   Director                                         May 14, 1999
Barry L. Collier

/s/ Charles E. Cooke                      Director                                         May 14, 1999
---------------------------------------
Charles E. Cooke
                                          Director                                         May 14, 1999
/s/ Stephen C. Lehman
---------------------------------------
Stephen C. Lehman

/s/ John T. Sheehy                        Director                                         May 14, 1999
---------------------------------------
John T. Sheehy

/s/ Gerald W.B. Weber                     Director                                         May 14, 1999
---------------------------------------
Gerald W.B. Weber

                               Video City, Inc.

                       Consolidated Financial Statements


                 For the Years Ended January 31, 1999 and 1998,

                       the Year Ended December 31, 1996,

                                      and

             the Months Ended January 31, 1997 and 1996 (unaudited)

       ITEM 8.  Consolidated Financial Statements and Supplementary Data


The following consolidated financial statements are filed with this report:


Report of Independent Certified Public Accountants             F-3
Consolidated Balance Sheets                                    F-4
Consolidated Statements of Operations                          F-5
Consolidated Statements of Stockholders' Equity (Deficit)      F-7
Consolidated Statements of Cash Flows                          F-8
Notes to Consolidated Financial Statements                     F-11


               Report of Independent Certified Public Accountants

The Board of Directors
Video City, Inc.

We have audited the accompanying consolidated balance sheets of Video City, Inc. (formerly "Lee Video City") as of January 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years ended January 31, 1999 and 1998 and December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video City, Inc. as of January 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years ended January 31, 1999 and 1998 and December 31, 1996 in conformity with generally accepted accounting principles.



                                         BDO Seidman, LLP

Los Angeles, California
May 14, 1999

                                Video City, Inc
                        (Formerly Lee Video City, Inc.)
                          Consolidated Balance Sheets

                                                                       January 31,           January 31,
                                                                          1999                  1998
                                                                   ---------------       ---------------
Assets (Notes 1, 6, and 7)
Current assets
 Cash                                                              $       172,043       $        28,127
 Customer receivables (Note 1)                                           2,932,807               758,101
 Notes receivable (Note 4)                                                  86,703               355,430
 Merchandise inventories (Note 1)                                        2,026,628               339,759
 Other                                                                      52,870               411,536
                                                                   ---------------       ---------------
Total current assets                                                     5,271,051             1,892,953
Videocassette rental inventory, net (Note 1)                            21,119,897             2,795,258
Property and equipment, net (Note 5)                                     4,525,986               859,708
Goodwill, net (Note 1)                                                   5,176,850                     -
Deferred taxes, net (Note 8)                                               883,249                     -
Film Library (Note 14)                                                           -               818,171
Other assets (Note 6)                                                    1,275,847               233,226
                                                                   ---------------       ---------------
Total assets                                                       $    38,252,880       $     6,599,316
                                                                   ===============       ===============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
 Accounts payable                                                  $     9,328,556       $     2,166,027
 Accrued expenses                                                        3,422,724               702,293
 Current portion of long-term debt (Note 7)                              2,125,187             1,674,457
                                                                   ---------------       ---------------
Total current liabilities                                               14,876,467             4,542,777
Senior secured revolving credit facility (Note 6)                       16,044,502                     -
Long-term debt, less current portion (Note 7)                            1,636,646             2,043,431
Other liabilities                                                          427,791               711,931
                                                                   ---------------       ---------------
Total liabilities                                                       32,985,406             7,298,139

Commitments and contingencies (Note 9)

Stockholders' equity (deficit) (Note 10)
 Preferred stock                                                         3,763,963                     -
 Common stock, $.01 par value per share, authorized 30,000,000 shares at 1999 and 20,000,000 shares at 1998; issued and
  outstanding 13,498,715 shares at 1999 and 9,773,927 shares
  at 1998                                                                  134,987                97,739
Additional paid-in capital                                               9,229,687             7,075,735
Accumulated deficit                                                     (7,861,163)           (7,872,297)
                                                                   ---------------       ---------------
Total stockholders' equity (deficit)                                     5,267,474              (698,823)
                                                                   ---------------       ---------------
Total liabilities and stockholders' equity (deficit)               $    38,252,880       $     6,599,316
                                                                   ===============       ===============

          See accompanying notes to consolidated financial statements

                               Video City, Inc.
                        (Formerly Lee Video City, Inc.)
                     Consolidated Statements of Operations

                                                           Year Ended               Year Ended               Year Ended
                                                           January 31,              January 31,             December 31,
                                                              1999                     1998                     1996
                                                      -----------------        -----------------        -----------------
Revenue
 Rental revenues and product sales                    $      23,828,501        $      10,007,358        $      11,271,229
 Management fee income                                          607,733                  205,000                  170,000
                                                      -----------------        -----------------        -----------------
Total revenue                                                24,436,234               10,212,358               11,441,229
                                                      -----------------        -----------------        -----------------

Operating costs and expenses
 Store operating expenses                                    13,675,372                4,460,200                6,390,574
 Amortization of videocassette rental inventory               2,541,934                1,928,343                1,987,407
 Cost of product sales                                        3,301,185                  762,153                1,557,062
 Cost of leased product                                       1,394,409                  419,361                  556,248
 General and administrative                                   4,785,890                2,035,428                1,367,650
 Non-recurring write-down of Film Library
   (Note 14)                                                          -                3,029,829                        -
                                                      -----------------        -----------------        -----------------
Total operating costs and expenses                           25,698,790               12,635,314               11,858,941

Loss from operations                                         (1,262,556)              (2,422,956)                (417,712)

Other (income) expense
 Gain on disposition of assets, net (Note 12)                         -                        -               (1,049,295)
 Interest expense, net                                        1,563,348                  552,359                  691,782
 Other                                                         (221,081)                       -                  (17,275)
                                                      -----------------        -----------------        -----------------
 Loss before income taxes                                    (2,604,823)              (2,975,315)                 (42,924)
 Income tax benefit (Note 8)                                  2,615,957                        -                        -
                                                      -----------------        -----------------        -----------------
Net income (loss)                                     $          11,134        $      (2,975,315)       $         (42,924)
                                                      -----------------        -----------------        -----------------

Earnings (loss) per share (Note 11):
   Basic earnings (loss) per share                    $            0.00        $           (0.30)       $           (0.01)
   Diluted earnings (loss) per share                  $            0.00        $           (0.30)       $           (0.01)

          See accompanying notes to consolidated financial statements

                               Video City, Inc.
                        (Formerly Lee Video City, Inc.)
                     Consolidated Statements of Operations
                                  (continued)

                                                                      One                          One
                                                                  Month Ended                  Month Ended
                                                                  January 31,                  January 31,
                                                                     1997                         1996
                                                                  (Unaudited)                  (Unaudited)
                                                             -----------------            -----------------
Revenue
 Rental revenues and product sales                           $         940,141            $       1,085,250

Operating costs and expenses
 Store operating expenses                                              438,766                      576,543
 Amortization of videocassette rental inventory                        111,034                      129,145
 Cost of product sales                                                 135,894                       65,301
 Cost of leased product                                                 35,864                       99,425
 General and administrative                                            323,206                      126,828
                                                             -----------------            -----------------
Total operating costs and expenses                                   1,044,764                      997,242

Income (loss) from operations                                         (104,623)                      88,008

Other (income) expense
 Interest expense, net                                                  46,351                       76,793
 Other                                                                 (18,132)                     (17,192)
                                                             -----------------            -----------------
 Income (loss) before income taxes                                    (132,842)                      28,407
 Income tax benefit                                                          -                            -
                                                             -----------------            -----------------
 Net income (loss)                                           $        (132,842)           $          28,407
                                                             =================            =================
Earnings (loss) per share:
   Basic earnings (loss) per share                           $           (0.02)           $            0.01
   Diluted earnings (loss) per share                         $           (0.02)           $            0.01

          See accompanying notes to consolidated financial statements

                               Video City, Inc.
                        (Formerly Lee Video City, Inc.)
           Consolidated Statements of Stockholders' Equity (Deficit)

                                               Preferred Stock
                                  ------------------------------------------
                                  Series AA (Note 10)    Series B (Note 10)         Common Stock        Additional
                                  -------------------   --------------------   ----------------------     Paid-In      Accumulated
                                    Shares    Amount    Shares      Amount       Shares       Amount      Capital        Deficit
                                  --------   --------   ------    ----------   ----------    --------    ----------    -----------
Balance at January 1, 1996              -    $      -        -    $        -    4,234,024    $ 42,340    $  564,660    $(4,721,216)

Net loss                                                                                                                   (42,924)
                                    -----    --------   ------    ----------   ----------    --------    ----------    -----------

Balance, at December 31, 1996           -           -        -             -    4,234,024      42,340       564,660     (4,764,140)

Stock issued in satisfaction
 of debt                                -           -        -             -    1,500,000      15,000     2,985,000              -

Stock issued in conversion of
 debt                                   -           -        -             -      773,653       7,737       811,263              -

Effect of the Merger                    -           -        -             -    3,246,250      32,462     2,675,012              -

Net loss (one month ended)              -           -        -             -            -           -             -       (132,842)
                                    -----    --------   ------    ----------   ----------    --------    ----------    -----------

Balance, at January 31, 1997            -           -        -             -    9,753,927      97,539     7,035,935     (4,896,982)

Stock issued in satisfaction            -           -        -             -       20,000         200        39,800
 of debt

Net loss                                -           -        -             -            -           -             -     (2,975,315)
                                    -----    --------   ------    ----------   ----------    --------    ----------    -----------

Balance, at January 31, 1998            -           -        -             -    9,773,927      97,739     7,075,735     (7,872,297)

Stock issued in satisfaction
 of services                          750      75,000        -             -      243,288       2,433       192,803              -

Stock issued for acquisition
 of stores                              -           -   76,000     3,065,190    3,481,500      34,815     1,961,149              -

Stock issued for private
 placement                          7,000     623,773        -             -            -           -             -              -

Net income                              -           -        -             -            -           -             -         11,134
                                    -----    --------   ------    ----------   ----------    --------    ----------    -----------

Balance at January 31, 1999         7,750    $698,773   76,000    $3,065,190   13,498,715    $134,987    $9,229,687    $(7,861,163)
                                    -----    --------   ------    ----------   ----------    --------    ----------    -----------

           See accompanying notes to consolidated financial statements

                               Video City, Inc.
                        (Formerly Lee Video City, Inc.)
                     Consolidated Statements of Cash Flows

                                                                          Year ended         Year ended           Year ended
                                                                         January 31,        January 31,          December 31,
                                                                             1999               1998                 1996
                                                                      --------------     --------------       ---------------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:

Net income (loss)                                                     $       11,134    $    (2,975,315)      $      (42,924)

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
 Depreciation and amortization                                             3,692,329          2,127,443             2,518,068
 (Gain) loss on disposal of assets                                                 -                  -            (1,049,294)
 Note issued for legal settlement                                                  -                  -               379,632
 Stock issued for professional services                                      195,236             40,000                     -
 Non-recurring writedown of film library                                           -          3,029,829                     -

Changes in assets and liabilities net of effects from acquisitions:
 Decrease (increase) in accounts receivable                               (1,378,087)         1,409,951                     -
 Decrease (increase) in notes receivable                                     268,727           (280,783)               29,954
 Decrease (increase) in merchandise inventories                             (853,142)                                  21,464
 Decrease (increase) in other assets                                        (925,751)          (280,703)              175,792
 Increase in deferred tax asset                                             (883,249)                 -                     -
 Decrease in accounts payable                                               (134,616)           (30,302)             (214,125)
 Decrease in accrued expenses                                             (1,738,833)            (5,192)              (58,817)
 Decrease in other liabilities                                              (284,140)           (62,944)              (28,814)
                                                                      --------------     --------------       ---------------
Net cash provided by (used in) operating activities                       (2,030,392)         2,971,984             1,730,906

Cash flows from investing activities
 Purchases of videocassette rental inventory, net                         (4,213,040)        (2,596,812)           (2,260,680)
 Purchases of fixed assets                                                  (756,398)          (189,719)             (169,512)
 Payment for acquisitions, net of cash acquired                           (2,626,185)                 -                     -
 Proceeds from sale of fixed assets                                                -                  -               601,301
 Proceeds from sale of film library                                          818,171                  -                     -
 Repayment on notes receivable                                                     -             43,400                     -
                                                                      --------------     --------------       ---------------
Net cash used in investing activities                                     (6,777,452)        (2,743,131)           (1,828,891)

Cash flows from financing activities
 Issuance of preferred stock                                                 623,773                  -                     -
 Principal payments on obligations under capital leases                      (18,136)                 -              (299,751)
 Repayment of long-term debt                                             (13,221,880)        (1,447,243)           (1,034,939)
 Proceeds from issuance of long-term debt                                  5,523,501                  -             1,074,431
 Proceeds from borrowing under lines of credit                            16,044,502                  -                     -
                                                                      --------------     --------------       ---------------

Net cash used in financing activities                                      8,951,760         (1,447,243)             (260,259)

Net increase (decrease) in cash                                              143,916         (1,218,390)             (358,244)

Cash at beginning of year                                                     28,127          1,246,517               417,517
                                                                      --------------     --------------       ---------------

Cash at end of year                                                   $      172,043     $       28,127       $        59,273
                                                                      ==============     ==============       ===============

                               Video City, Inc.
                        (Formerly Lee Video City, Inc.)
                     Consolidated Statements of Cash Flows
                                  (continued)

                                                                        Year ended        Year ended         Year ended
                                                                        January 31,       January 31,       December 31,
                                                                           1999              1998               1996
                                                                     --------------    --------------    ---------------
Supplementary disclosures of cash flow information
Cash paid during the year:
 Interest                                                            $    1,071,506    $      557,551    $       757,259
 Income taxes                                                                   800               800                800

Noncash investing and financing activities:
 Professional services financed through issuance of common stock            195,236            40,000                  -
 Videocassette rental inventory acquired through issuance
   of common stock                                                                -                 -            379,632
 Long-term debt issued for settlement of lawsuit                                  -                 -                  -
 Sale of stores in exchange for assignment of debt                                -                 -          3,100,000
 Accounts payable converted to long term debt                               494,935           435,032                  -
 Professional services financed through issuance
   of preferred stock                                                        75,000                 -                  -

          For acquisitions consummated during the year, the Company paid $2,626,185, net of cash acquired. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired     $22,018,218
Cash paid                          (2,626,185)
Common stock issued                (1,995,964)
Preferred stock issued             (3,065,190)
Goodwill                            5,260,990
                                  -----------
Liabilities assumed               $19,591,869

          See accompanying notes to consolidated financial statements

                               Video City, Inc.
                        (Formerly Lee Video City, Inc.)
                     Consolidated Statements of Cash Flows
                                  (continued)

                                                                            One
                                                                        Month Ended
                                                                        January 31,
                                                                           1997
                                                                        (Unaudited)
                                                                  -------------------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:

Net loss                                                          $          (132,842)
Adjustments to reconcile net loss to net cash
used in operating activities:
 Depreciation and amortization                                                142,065

Changes in assets and liabilities:
 Decrease (increase) in accounts receivable                                    (5,913)
 Decrease in merchandise inventories                                           (9,379)
 Decrease (increase) in other assets                                           68,037
 Increase (decrease) in accounts payable                                     (119,740)
 Increase in accrued expenses                                                 (45,540)
                                                                  -------------------

Net cash used in operating activities                                        (103,312)

Cash flows from investing activities
 Purchases of videocassette rental inventory, net                          (1,094,536)
 Disposal of videocassette rental inventory                                 1,072,084
 Purchases of fixed assets                                                    (13,641)
 Proceeds from sale of fixed assets                                         1,454,293
                                                                  -------------------

Net cash provided by investing activities                                   1,418,200

Cash flows from financing activities
 Principal payments on obligations under capital leases                       (21,159)
 Repayment of long-term debt                                                  (43,985)
 Payment of dissenter's shares                                                (62,500)
                                                                  -------------------

Net cash used in financing activities                                        (127,644)

Net increase in cash                                                        1,187,244

Cash at beginning of period                                                    59,273
                                                                  -------------------

Cash at end of period                                             $         1,246,517
                                                                  -------------------

Supplementary disclosures of cash flow information

Cash paid during the year:                                        $            25,333
 Interest

Noncash investing and financing activities:
 Long-term debt converted to common stock                                     819,000
 In conjunction with the merger of Lee Video City, Inc.
   into Prism Entertainment Corporation, common stock
   was issued and the following fair value of non-cash net
   assets were acquired                                                     1,440,535

          See accompanying notes to consolidated financial statements.

                               Video City, Inc.
                        (Formerly Lee Video City, Inc.)
                  Notes to Consolidated Financial Statements

1.  Business Operations and Significant Accounting Policies

Video City, Inc. (the "Company"), a Delaware Corporation, was formed on January 27, 1984. The Company owns and operates retail video specialty stores. As of January 31, 1999, the Company owned and operated 128 stores and managed one "licensed" store. The stores are located in California, Oregon, Washington, Nevada, Idaho, Iowa, South Dakota, Colorado and Minnesota.

The Company's predecessor, Lee Video City, Inc. ("Lee Video City"), was formed as a California corporation in February 1990 for the purpose of developing a chain of retail video specialty stores. In January 1997, Lee Video City, Inc. merged with and into Prism Entertainment Corporation ("Prism") pursuant to an Agreement and Plan of Reorganization and Merger, dated as of October 25, 1996 (the "Plan"), and the surviving corporation changed its name to "Video City, Inc." (Note 2). Prism had operated as a debtor in possession under Chapter 11 of the United States Bankruptcy Code and engaged in only limited business activities consisting of the sale of its existing film products to domestic markets as well as foreign rights to its existing film library.

The existing shareholders of Lee Video City, Inc. received 5,007,677 of the common stock of Prism Entertainment Corporation or approximately 51% of the Company's common stock. The transaction was accounted for as a reverse acquisition. In a reverse acquisition, the stock issued goes to the accounting acquirer. Accordingly, since the reverse purchase accounting is the reverse of normal, it is the fair market value (FMV) of the issuer's stock at date of acquisition that is valued with a write up (write down) of the issuer's net assets depending on whether the stock is trading in excess (less than) book value. If a FMV cannot be determined for the stock and cost is determined based on the FMV of the issuer's net assets, then goodwill is not recognized and the transaction is valued at the issuer's net tangible assets. Due to the trading of Prism Entertainment Corporation's common stock being suspended during the bankruptcy proceedings, the FMV of the stock could not be determined. Accordingly, goodwill was not recognized and the transaction was recorded at the fair value of the issuer's net tangible assets. As a result of the reverse acquisition of Prism, the Company changed its fiscal year from December 31 to January 31 effective February 1, 1997.

The accompanying consolidated financial statements include the accounts of Video City, Inc. and its wholly owned subsidiaries. These subsidiaries include Old Republic Entertainment, Inc., Sulpizio One, Inc., Video Tyme, Inc., and Videoland, Inc. All material intercompany transactions have been eliminated. The financial statements include the operations of companies acquired from the dates of acquisition (Note 2).

The financial statements also include the accounts of Prism for the period January 9, 1997 through January 31, 1997. Prism's operations for the period January 9, 1997 through January 31, 1997 includes $1,933 of sales, operating losses of $47,822, interest expense of $23,744, which resulted in a net loss of $71,566.

Customer Receivables

Customer receivables primarily consist of late fees on rental videocassettes and games and fees for unreturned items.

                               Video City, Inc.
                        (Formerly Lee Video City, Inc.)
                  Notes to Consolidated Financial Statements

Merchandise Inventories

Merchandise inventories, consisting primarily of videocassettes, video games, concessions, and accessories held for resale, are stated at the lower of cost or market. Cost of sales are determined on a first-in, first-out basis.

Videocassette Rental Inventory

Videocassette rental inventory, which includes video games, is recorded at cost and amortized over its estimated economic life. Base stock is amortized over a 60 month period on a straight-line basis with a salvage value of $6 per tape. The fourth through ninth copies of each title per store are amortized over a 36 month period on an accelerated basis with a salvage value of $6 per tape. The tenth and any succeeding copies of each title per store are amortized over 9 months on a straight-line basis with a salvage value of $6 per tape.

During the fourth quarter of fiscal 1999, the Company adopted a new method for amortizing its base stock (copies one through three of each title per store) of rental videocassettes. The new method of amortization was adopted because the Company believes that decelerating expense recognition for its base stock more accurately matches its revenue stream and useful economic life as demonstrated in the industry. Prior to the change, base stock was amortized over a 36 month period on a straight-line basis with a salvage value of $6 per tape. The effect of the change on base stock amortization for the year ended January 31, 1999 was approximately $570,000.

During fiscal 1998, the Company revised the estimate of salvage value relating to the amortization of videocassette inventory to provide for a $6 salvage value per tape in order to reflect a more accurate salvage value as demonstrated in the industry.

Certain videocassettes are leased under a revenue sharing agreement with a vendor, as broker for various studios (Revenue Sharing Agreement). During the revenue sharing period, which is generally one year, the studios retain ownership of the videocassettes and the Company shares the rental revenue with a vendor rather than purchasing the videocassettes for a fixed cost per copy (average cost per tape approximately $70). Such revenue sharing amounts are included as cost of leased product in the accompanying statements of operations. The associated handling fee per leased videocassette is amortized on a straight-line basis over the term of the lease and is included in amortization of videocassette rental inventory in the accompanying statements of operations.

Amortization expense related to videocassette rental inventory totaled approximately $2,541,934, $1,928,343 and $1,987,407 for the years ended January 31, 1999 and 1998 and December 31, 1996. As videocassettes are sold or retired, the applicable cost and accumulated amortization are eliminated from the accounts, and any gain or loss is recorded.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives, ranging from five to ten years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the estimated economic life of the lease term.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a writedown to market value is required.

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the excess of the cost of the companies acquired over the fair value of their net assets at the dates of acquisition and is amortized on the straight-line method over 20 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from the expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at January 31, 1999. Amortization expense charged to operations for the year ended January 31, 1999 was $84,139.

Film Library

Film costs are paid to obtain film license rights and are amortized in the same proportion that current revenues bear to estimated remaining lifetime revenues. Estimates of total lifetime revenues and expenses are periodically reviewed by management and revised if warranted by changing conditions. Where all or a portion of the film costs appear not be recoverable through estimated remaining lifetime revenues, the non-recoverable portion is charge to expense.

Revenue Recognition

Revenue is recognized at the time of rental or sale, or as late charges accrue.

Store Opening Costs

Store opening costs, which consist primarily of payroll, advertising and supplies, are expensed as incurred.

Stock-Based Compensation

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted for footnote disclosure purposes only, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 requires that companies recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro froma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provision of SFAS 123.

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

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) per Share

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which simplifies the standards for computing and presenting earnings per share as previously prescribed by APB Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
All prior earnings per share amounts have been restated to reflect the adoption of SFAS No. 128.

Comprehensive Income

The Company adopted SFAS 130 in January 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items and minimum pension liability adjustments. The Company did not have components of other comprehensive income (loss) during the periods presented. As a result, comprehensive income (loss) is the same as the net income (loss) for the periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform with the 1999 presentation.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. The provisions of this statement are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 31, 2001 to affect its financial statements.

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

2.  Acquisitions

On March 25, 1998, Video City acquired five corporations owning and operating an aggregate of 29 retail video stores. The following sets forth a description of the transactions:

(a) Adventures in Video, Inc. ("Adventures") and KDDJ Investments, Inc. ("KDDJ") - Adventures owned and operated thirteen stores in Minnesota in the greater Minneapolis metropolitan area. The purchase price for Adventures was 866,000 shares of the Company's common stock. KDDJ owned and operated three stores in San Francisco, California. The purchase price for KDDJ was 216,500 shares of the Company's common stock. Pursuant to the merger agreement, the Company paid off existing indebtedness of approximately $449,000 that Adventures owed to Marquette Bank, N.A. As part of the restructuring (see Note 3), Rentrak accepted 194,950 shares of Video City common stock in settlement of $389,900 owed by Adventures. The Company also entered into a two-year employment agreement with the prior owner at a salary of $100,000 per year plus a possible bonus of up to $100,000 per year based on increases, if any, in certain dealer allowances, and certain additional benefits.

(b) Leptis Magna, Inc. - This company owned and operated five stores under the name "Video Unlimited" in Colorado. The purchase price in this merger consisted of $75,000 in cash, a one-year promissory note for $75,000 payable in twelve equal monthly installments, and 150,000 shares of the Company's common stock. Pursuant to the Merger Agreement, the Company also paid off existing indebtedness including $131,000 owed to Norwest Bank Colorado, N.A. and $372,000 of indebtedness owed to a major vendor.

(c) Old Republic Entertainment, Inc. - This company owned and operated four stores in and around Ventura, California, under the name "Video Tyme." The purchase price consisted of 350,000 shares of the Company's common stock, $150,000 in cash, and the assumption of certain debt. Pursuant to the Merger Agreement, the Company paid off approximately $741,000 of existing indebtedness owed to three creditors of the acquired company.

(d) Sulpizio One, Inc. - This company owned and operated four stores in Lancaster, Santa Barbara, and Los Banos, California. The purchase price consisted of 100,000 shares of the Company's common stock plus the assumption of all liabilities including the amounts owing to Rentrak Corporation (see Note 3). For more than three years prior to this acquisition, these stores were managed by the Company under a management agreement and operated under the name "Video City."

On September 30, 1998, the Company acquired an aggregate of nine retail video stores through the acquisition of all of the outstanding shares of capital stock of Video Tyme, Inc. ("Video Tyme") and substantially all of the assets of Far West Entertainment, Inc. ("Far West") and Game City, Inc. ("Game City). The following sets forth a description of the transactions:

(a) Video Tyme, Inc. - Video Tyme owned and operated seven retail video stores in Las Vegas, Nevada, of which six were acquired. The purchase price of Video Tyme consisted of 1,050,000 shares of the Company's common stock and cash in the amount of $1,000,000. The Company also entered into a management agreement with the selling shareholders to manage an additional store in Las Vegas currently owned by the selling shareholders. Pursuant to the management agreement, the Company has the option to acquire such store from the selling shareholders at a cash purchase price of (a) $400,000 if such option to purchase is exercised on or before March 31, 1999 or (b) $440,000 if such option to purchase

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

     is exercised between April 1, 1999 and September 30, 1999. The Company has not exercised any of the above options as of May 14, 1999.

(b) Far West Entertainment, Inc. - Far West owned and operated two retail video stores located in Clovis, California and Pocatello, Idaho. The purchase price of the assets of Far West consisted of 32,000 shares of the Company's common stock, cash in the amount of $20,000, the assumption of certain indebtedness to third parties and to the Company in the total amount of $495,000 and a promissory note in the principal amount of $100,000. For more than 21 months prior to this acquisition, the store located in Clovis, California was managed by the Company pursuant to a management agreement, and operated under the name "Video City."

(c) Game City, Inc. -Game City owned and operated a retail video store in Bakersfield, California. The purchase price of the assets consisted of cash in the amount of $7,500, the assumption of certain indebtedness to third parties and to the Company in the total amount of $117,500, and a promissory note in the principal amount of $150,000. For more than 26 months prior to this acquisition, this acquired store was managed by the Company pursuant to a management agreement, and operated under the name "Video City." The prior owners of Game City are related to Robert Y. Lee, the Company's Chief Executive Officer and Chairman of the Board.

On December 28, 1998, the Company acquired Cianci's Videoland, Inc. ("Videoland). Videoland owned and operated 76 stores in Oregon, Washington, Iowa, Idaho, South Dakota and California. The consideration consisted of 76,000 shares of the Company's Series B voting Convertible Redeemable Preferred Stock with a stated value of $100 per share, $1,900,000 in cash and the assumption of approximately $11,500,000 of liabilities.

Pro Forma Condensed Consolidated Statements of Operations (unaudited)

The following unaudited pro forma condensed consolidated statements of operations are based on the historical income statements of Video City, Inc., Far West Entertainment, Inc., Game City, Inc., Video Tyme, Inc., and Videoland, Inc. and assumes all acquisitions had occurred at the beginning of each period presented. The unaudited pro forma condensed consolidated statements of operations may not be indicative of the actual results of the merger and there can be no assurance that the foregoing results will be obtained.

                                                                   Year ended             Year ended
                                                                   January 31,            January 31,
                                                                      1999                   1998
                                                                   -----------            -----------
     Revenue and product sales                                      58,785,961             53,470,065
     Income (loss) before income taxes                                  73,881              4,716,421
     Net income (loss)                                                  44,328              2,829,853
     Basic earnings (loss) per share                               $      0.00            $      0.17
     Basic weighted average number of shares outstanding            13,179,316             13,200,206

3.   Related Party Transactions

In connection with the purchase of Game City, Inc. on September 30, 1998, the Company had a note payable balance due to the former owners at January 31, 1999 of $113,797, which is included as part of the long term debt balance. For more than 26 months prior to this acquisition, this acquired store was managed by the Company pursuant to a management agreement, and operated under the name "Video

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

City." Young C. and Kay L. Lee are relatives of Robert Y. Lee, the Company's Chief Executive Officer and Chairman of the Board.

On September 30, 1998, in connection with the purchase of Far West Entertainment, Inc., the Company issued 32,000 shares of the Company's common stock and a note payable in the amount of $100,000 to the seller, Brad Maples. The note requires monthly principal and interest payments of $1,028 beginning in October 1998 for a period of twelve years and bears an annual interest rate of 7%. The balance of the note at January 31, 1999 was $98,204 and is included as part of the long term debt balance.

In May 1998, the Company commenced a $700,000 private placement financing of the Company's securities in which Ridgewood Capital Funding, Inc. ("Ridgewood") agreed to serve as the placement agent. John T. Sheehy, a member of the Board of Directors of the Company, assisted Ridgewood in conducting the offering, acting as a registered broker under Ridgewood's broker-dealership. In addition, certain directors of the Company and The Value Group, LLC participated in the private placement financing by investing in the Company's securities.

Ingram Entertainment Inc. has been the principal supplier of videocassettes and related equipment to the Company, and has been a secured creditor of the Company since August 1991. As of December 31, 1995, the Company owed Ingram $7.3 million. This amount was paid down to $4.5 million in June 1996 with proceeds derived from the Company's sale of eleven stores. On January 8, 1997, concurrent with the merger of Lee Video City, Inc. into Prism Entertainment Corporation, Ingram accepted 1,500,000 shares of common stock of the Company in consideration of $3,000,000 of the Company's indebtedness to Ingram, reducing the Company's remaining long-term indebtedness to Ingram to $1,500,000. At the same time, Ingram also received warrants to purchase 852,750 shares of common stock from the Company and 404,403 shares of common stock from Robert Y. Lee.
In March 1998, the Company used funds in the amount of $1,500,000 from a credit facility to pay off the term loan owing to Ingram.

In addition, the Company entered into a new long-term supply agreement with Ingram for videocassettes and related products (Note 9); Ingram released Mr. Lee from his personal guarantee of the Company's indebtedness; and the parties entered into the Stockholders Agreement and the Override Agreement, which among other things prohibit certain corporate actions without the approval of Ingram or Ingram's designees on the Board of Directors. All of these transactions and arrangements were entered into either simultaneously with or prior to Ingram's receipt of common stock of the Company.

On March 25, 1998, the Company entered into a restructured debt agreement with Rentrak Corporation ("Rentrak"), a major lessor of videocassettes under a revenue sharing arrangement (Note 9). Prior to the acquisition of the five companies on March 25, 1998, the Company and Sulpizio One, Inc. (one of the acquired companies) were parties to such arrangements with Rentrak. As part of the restructuring, Rentrak agreed to accept 194,950 shares of the Company's Common Stock in settlement of a lawsuit Rentrak had previously filed against Adventures in Video, Inc. (one of the acquired companies), and 470,162 shares of the Company's Common Stock in satisfaction of indebtedness owed to Rentrak by Sulpizio One, Inc. As part of the restructured debt agreement, Rentrak also agreed to a deferral of certain amounts owed to it by Sulpizio One, Inc. and the Company, and obtained a security interest in the assets of the Company to secure such amounts. Rentrak also released Robert Y. Lee, the Company's Chairman of the Board and Chief Executive Officer, from personal guaranties of the Company's indebtedness that Mr. Lee had previously given. Rentrak's wholly-owned subsidiary, Mortco, Inc., is a principal stockholder of the Company.

The Company either purchases or leases approximately 80% of its supply of new release videos, in the aggregate, from two suppliers, Ingram and Rentrak. During fiscal 1999, the Company purchased approximately $4,660,000 of product from Ingram Entertainment and approximately $1,035,000 of product from Rentrak. If the relationships with Ingram and Rentrak were terminated, the Company believes that it could readily obtain its necessary inventory of videocassette and video games from a number of other suppliers at prices and on terms comparable to those available from Ingram or Rentrak. However, there can be no assurance that any replacement supplier would provide service or payment terms as favorable as those provided by Ingram or Rentrak. Failure to obtain comparable service, support or payment terms from an alternative supplier could have a material adverse effect on the Company's financial condition and results of operations.

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

On March 25, 1998, the Company sold the rights to its library of 47 feature films and other properties and related accounts receivable to an entity owned and controlled by Stephen C. Lehman, a member of the Company's board of directors, for $1,350,000 in cash. During the fourth quarter of fiscal 1998, the film library was written down by $3,030,000 to reflect its net realizable value at January 31, 1998. The library was the principal asset of Prism prior to the merger in January 1997 of Lee Video City with and into Prism. Under the agreement by which the Company sold its film rights, the Company has a right to buy back the film library at any time through February 4, 1999 at escalating prices ranging from $1,650,000 to $1,850,000, less amounts actually received and collected by the buyer. The Company did not exercise this right.

In January 1997, the Company entered into a seven year Non-Competition Agreement with Barry Collier, former president of Prism. Pursuant to the agreement, the Company is obligated to pay Mr. Collier $147,500 over a period of 15 months commencing on November 15, 1997.

The Company has entered into employment and consulting agreements with certain shareholders (Note 9).

4.  Notes Receivable

At January 31, 1999 and 1998, the Company had unsecured employee and director loans aggregating approximately $86,703 and $86,700, respectively, bearing interest at 7%, and due on demand. Included in notes receivable was a secured note amounting to approximately $144,200 as of January 31, 1998, bearing interest at 8%. The balance of the note was satisfied on September 30, 1998 as part of the consideration received by the former owner of Far West Entertainment, Inc. for the purchase of the assets of its two video stores. Notes receivable also includes other miscellaneous unsecured notes receivable of approximately $124,500 as of January 31, 1998.

5.  Property and Equipment

Property and equipment are comprised of the following:

                                                            January 31,            January 31,
                                                               1999                   1998
                                                            -----------            -----------
     Furniture and fixtures                                 $ 2,188,217            $ 1,192,192
     Equipment                                                2,457,431                811,911
     Leasehold Improvements                                   2,058,056                435,917
                                                            -----------            -----------
     Total Property and Equipment                             6,703,704              2,440,020

     Accumulated depreciation and amortization               (2,177,718)            (1,580,312)
                                                            -----------            -----------
     Total Property and Equipment, net                      $ 4,525,986            $   859,708
                                                            ===========            ===========

Depreciation and amortization expense was $601,000, $347,000 and $531,000 for the years ended January 31, 1999 and 1998 and December 31, 1996.

6.  Senior Secured Revolving Credit Facility

On March 25, 1998, the Company entered into a $7,500,000 Loan and Security Agreement with FINOVA Capital Corporation, secured by all of the assets of the Company and its subsidiaries.

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

The interest rate on this loan was at a per annum rate of 2.75% plus the prime rate of Citibank, N.A. This credit facility was paid off on December 29, 1998 at the time of the Videoland purchase.

On December 29, 1998, the Company entered into a Senior Secured Revolving Credit Facility agreement (the "Credit Facility") with BankBoston to be used for working capital purposes and capital expenditures. The Credit Facility bears interest at the bank's prime rate plus 1/2 percent (8.25% at January 31, 1999) and is secured by substantially all assets of the Company. The amount available for borrowing under the Credit Facility is determined by deducting the Company's principal balance of the Credit Facility from its borrowing base. The borrowing base is determined by multiplying the applicable inventory advance rate and the number of units of the acceptable inventory, net of reserves. The maximum amount available to borrow is the lesser of the borrowing base or $30,000,000. The Credit Facility matures on December 29, 2001. The Credit Facility contains various financial covenants of which the Company is in compliance at January 31, 1999. The loan fees related to the loan are capitalized and amortized over the three-year term of the loan. The balance of deferred loan charges, net of related amortization, at January 31, 1999 is $675,695 and is included in other assets.

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

7.  Long-Term Debt

Long-term debt is summarized in the following table:

                                                                                       January 31,          January 31,
                                                                                          1999                 1998
                                                                                       ----------           -----------
      Promissory note, secured by all assets, bearing interest at 10% per annum, interest only payments monthly beginning January 31, 1997
      through the year 2000.  Principal and interest paid in March 1998.               $         -          $ 1,500,000

      Promissory note, secured by the film library, accounts receivable and the store inventory.  All proceeds from current and future accounts receivable collections as well as from the sale of the film library are to be applied to the outstanding principal until paid in full.  Any principal balance outstanding as of July 1, 1998 will be paid in twelve
      equal monthly installments. The note bears interest at the bank's prime                    -            1,411,306
      rate plus 3%.

      Other loan payable to individual for $50,000 (unsecured), bearing
      interest at 11%, with personal guarantee by primary stockholder of the                     -               50,000
      Company.

      Other unsecured loan to fulfill settlement obligation for $259,847, payable in monthly installments of $8,000, including interest at 8.5%
      per annum until February 20, 2000.                                                    92,033              203,414

      Promissory note - Rentrak Fourth Addendum which was executed in July
      1997 called for the conversion of balances in accounts payable to a
      note with an interest rate of 10% due and payable in January 1998.                         -              435,032

      Promissory notes, secured by certain assets subordinate to the credit facility (note 6), payable in monthly installments of $34,403 and
      $5,952, interest imputed at 9% per annum, due June 2003.                           1,782,484                    -

      Promissory notes, secured by certain assets subordinate to the credit
      facility (note 6), at interest rates varying from 9% to 10% per annum,             1,405,141                    -
      due from April 1999 to July 1999

      Other unsecured obligations, including interest from 7% to 15% per
      annum, due from March 1999 to September 2010.                                        482,175              118,136
                                                                                       -----------          -----------
                 Total debt                                                              3,761,833            3,717,888
                 Less current portion                                                   (2,125,187)          (1,674,457)
                                                                                       -----------          -----------
                 Total long-term debt                                                  $ 1,636,646          $ 2,043,431
                                                                                       -----------          -----------

Total maturities of remaining long-term debt for five years subsequent to January 31, 1999 are presented in the following table:

                    Year ending                 Amount
                    January 31,
                    -----------                 ------
                        2000               $    2,271,913
                        2001                      589,450
                        2002                      490,751
                        2003                      491,120
                        2004                      209,238
                     Thereafter                    65,592
                                           --------------
                                           $    4,118,064
               Less: imputed interest             356,231
                                           --------------
                       Total               $    3,761,833
                                           ==============

8.  Income Taxes

As of January 31, 1999, net operating loss carryforwards generated by the Company of approximately $6,037,000 and $2,999,000 for Federal and California income tax purposes are available to offset future taxable income through 2019. The Company's ability to utilize net operating loss carryforwards is

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

dependent upon its ability to generate taxable income in future periods. Approximately $650,000 of Federal and $305,000 of State net operating losses may be limited due to ownership changes (as defined under Section 382 of the Internal Revenue Code of 1986) which occurred on January 8, 1997 and resulted in an annual limitation per year. Unused annual limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

The income tax provision (benefit) is comprised of the following current and deferred amounts:

                                             Year Ended            Year Ended              Year Ended
                                             January 31,           January 31,            December 31,
                                                1999                  1998                    1996
                                            -----------            -----------             -----------
Current
-------
   Federal                                  $         -            $         -             $         -
   State                                          5,000                      -                       -
                                            -----------            -----------             -----------
                                                  5,000                      -                       -
                                            -----------            -----------             -----------
Deferred
--------
   Federal                                   (2,384,229)                     -                       -
   State                                       (236,728)                     -                       -
                                            -----------            -----------             -----------
                                             (2,620,957)                     -                       -
                                            -----------            -----------             -----------
                                            $(2,615,957)           $         -             $         -
                                            ===========            ===========             ===========

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary difference, and (iii) future taxable income generated by future operations. Based on an evaluation of the realizability of the deferred tax asset, management has determined that it is more likely than not that the Company will realize this tax benefit. Therefore, the valuation allowance that had been established for a portion of the deferred tax asset has been reversed for the year ended January 31, 1999.

The assets acquired from the Videoland merger were recorded at fair market value for financial statement purposes. The difference between that value and the tax basis of the assets result in a deferred tax liability of approximately $1,732,708 as of January 31, 1999. The following table presents the primary components of the Company's net long-term deferred tax asset:

                                                                            January 31,                 January 31,
                                                                               1999                        1998
                                                                          ---------------             ---------------
       Components of long-term deferred tax assets:

       Rental inventory principally due to difference in
        amortization                                                      $             -             $       (48,315)

       Federal and State NOL carryforward                                       2,227,462                     817,887

       Videoland fixed asset basis difference                                   1,043,903                           -

       Fixed assets due to difference in depreciation and
        amortization                                                              202,219                      87,067

       Section 481 adjustment                                                           -                      39,707

       Deferred rent                                                              170,389                      73,441

       Non-recurring writedown of Film Library                                          -                   1,211,932

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

       Other                                                                       15,887                      13,678
                                                                          ---------------             ---------------
       Total gross deferred tax asset                                           3,659,860                   2,195,397

       Valuation allowance                                                              -                  (2,195,397)
                                                                          ---------------             ---------------
       Total deferred tax asset, net of valuation allowance                     3,659,860                           -
                                                                          ---------------             ---------------

       Components of long-term deferred tax liability:

       Videoland inventory basis difference                                    (2,776,611)                          -
                                                                          ---------------             ---------------
       Net long-term deferred tax asset                                   $       883,249             $             -
                                                                          ===============             ===============

The total income tax provision differs from the amount computed by applying the statutory Federal income tax rate for the following reasons:

                                                 Year Ended                     Year Ended                    Year Ended
                                              January 31, 1999               January 31, 1998              December 31, 1996
                                              ----------------               ----------------              -----------------
                                                    % of                           % of                           % of
                                                   Pretax                         Pretax                         Pretax
                                                   income                         income                         income
                                                   ------                         ------                         ------
Income tax at Federal statutory rate               (34.0)%                        (34.0)%                        (34.0)%

State taxes, net of Federal tax benefit              2.4 %                         (5.8)%                         (5.8)%

Valuation allowance                                (84.3)%                         39.5 %                         39.8 %

Expiration of net operating losses                  14.9 %                            - %                            - %

Other                                                0.6 %                          0.3 %                            - %
                                                  ------                         ------                         ------
Total                                             (100.4)%                          0.0 %                          0.0 %
                                                  ======                         ======                         ======

9.  Commitments and Contingencies

Operating Leases - The Company leases its facilities under noncancelable operating leases expiring at various dates through 2013. Rent expense under operating leases was approximately $3,601,986, $1,502,000 and $1,444,000 for the years ended January 31, 1999, 1998 and the year ended December 31, 1996.

The future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year as of January 31, 1999 are as follows:

                     Years ending             Operating
                      January 31,              Leases
                     ------------            -----------
                         2000                $ 7,682,374
                         2001                  6,117,381
                         2002                  4,852,814
                         2003                  3,751,184
                         2004                  2,546,154
                      Thereafter               6,762,362
                                             -----------
                        Total                $31,712,269
                                             -----------

Revenue Sharing Agreement - Pursuant to the Revenue Sharing Agreement (Note 3), the Company is obligated to pay a major vendor revenue sharing and handling fee payments that are equal on an annual basis to at least 10% of the Company's gross revenues. During fiscal 1999, the Company purchased approximately $1,035,000 of product from this vendor.

Vendor Supply Agreement - On November 6, 1996, the Company amended the March 13, 1996 agreement with its major supplier to purchase, under certain conditions, 80% of its yearly requirements

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

for the video rental, video sell-through and video game products. The agreement expires on June 30, 2001. During fiscal 1999, the Company purchased approximately $4,660,000 of product from this supplier. The Company's CEO and the same supplier entered into an Override Agreement dated November 19, 1996 which provides, subject to certain exceptions, that without the written consent of the supplier, the Company shall not enter into a merger or a sale or transfer of all or substantially all of its assets, or make any material change in the nature of its business as now conducted, or change the form of organization of its business; and that without unanimous approval of the Board of Directors, the Company shall not enter into any line of business other than the sale and rental of video product and related goods, the completion of one film that Prism had under way, and the exploitation of Prism's film library; these provisions will remain in force until the later of the payment in full of the Company's $1,500,000 debt to the supplier, or such time as the supplier's beneficial ownership interest in the Company's common stock, on a fully diluted basis, is 4% or less. The $1,500,000 debt was paid in March 1998, however, the supplier's beneficial ownership interest in the Company's common stock, on a fully diluted basis remains greater than 4%.

Employment Agreements - The Company has entered into employment agreements with various of its key officers. In general, these agreements cover a period of three years or less. The annual salary amounts for these agreements range from $117,500 to $178,000. In the event that the employment of any of the these officers is terminated for any reason other than "material breach" or "cause" as defined in his Employment Agreement, the Company will pay the remainder of the base salary to such individual for the remaining term of his employment agreement.

Other Agreements - On March 25, 1998, the Company acquired Adventures in Video, Inc. ("Adventures in Video") and KDDJ Investments, Inc. ("KDDJ") from David A. Ballstadt and members of his immediate family pursuant to two Agreements of Merger and Plan of Reorganization (each a "Merger Agreement"). Adventures in Video owns and operates 13 stores in the greater Minneapolis metropolitan area and KDDJ owns and operates three stores in San Francisco, California. The purchase price for Adventures in Video was 866,000 shares of the Company's Common Stock. The purchase price for KDDJ was 216,500 shares of the Company's Common. Pursuant to the Adventures in Video Merger Agreement, the Company paid off existing indebtedness of approximately $449,000 that Adventures in Video owed to Marquette Bank, N.A. Concurrently with these two acquisitions, the Board of Directors of the Company was expanded from eight to nine members and David A. Ballstadt was elected to fill this vacancy. Mr. Ballstadt has served as a director of the Company since the consummation of the two acquisitions.
The Company also entered into a two-year employment agreement with Mr. Ballstadt at a salary of $100,000 per year plus a possible bonus of up to $100,000 per year based on increases, if any, in certain dealer allowances, and certain additional benefits.

On April 16, 1997, the Company entered into three year consulting agreements with Gerald W. B. Weber and Stephen C. Lehman pursuant to which Messrs. Weber and Lehman shall provide finance, acquisitions and corporate development consulting services to the Company. The consulting agreements of Messrs. Weber and Lehman provide for compensation in the form of options to purchase an aggregate of 75,000 and 90,000 shares, respectively, of the Company's Common Stock at $2.00 per share. Options to purchase one-third of such shares of Common Stock vest each year commencing on April 16, 1997 and any unexercise portions terminate on April 15, 2002. Each consulting agreement also provides that the Company shall reimburse the consultant for reasonable out-of-pocket expenses incurred in performing his consulting services, that the Company shall indemnify the consultant with respect to any claims made against the consultant arising in connection with the consulting service, and that either party may terminate the consulting agreement by providing 30 days notice to the other party. On March 24, 1998, Mr. Lehman's consulting agreement was amended to provide Mr. Lehman additional compensation in the form of warrants to purchase 100,000 shares of the Company's Common Stock at $2.00 per share. Messrs. Weber and Lehman are directors of the Company.

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

In April 1997, the Company entered into an engagement agreement with Sphere Capital Partners ("Sphere Capital") pursuant to which Sphere Capital shall act as the exclusive financial advisor to the Company providing financial management, acquisition and financing advisory services for a period of one year commencing April 1997 and for such additional one year terms as may be mutually agreed to by Sphere Capital and the Company. The agreement provided that during the term of the engagement, Sphere Capital shall limit its financial advisory services within the video retail industry solely to the Company. The engagement agreement provided for a base fee of $5,000 per month which shall be credited against any transaction fees to which Sphere Capital may be entitled upon consummation of any acquisition or financing transaction. The engagement agreement also provided that the Company would reimburse Sphere Capital for reasonable out-of-pocket expenses incurred in performing its financial advisory services and that either party may terminate the engagement by providing 45 days notice to the other party. In May 1997, Sphere Capital assigned the agreement to The Value Group, LLC. During the fiscal year ended January 31, 1998, the Company paid Sphere Capital fees in the amount of approximately $28,000. Effective April 1998, a new engagement agreement was entered into by the Company and The Value Group, LLC, the successor entity to Sphere Capital, which provides for a base fee of $2,500 per month which shall be credited against any transaction fees to which The Value Group, LLC, may be entitled upon consummation of any acquisition or financing transaction, John T. Sheehy serves as a director of the Company and is a Managing Director of The Value Group, LLC and its predecessor, Sphere Capital.

Litigation
The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

10.  Stockholders' Equity

Redeemable Preferred Stock - In June 1998, the Company sold an aggregate of 7,000 shares of its Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") with a stated value of $100 per share and detachable warrants to purchase an aggregate of 350,000 shares of the Company's Common Stock at an exercise price of $2.00 per share to eight investors, including certain directors of the Company and their affiliates, for a total consideration of $700,000, less related expenses of $76,227. Each share of Series A Preferred Stock is convertible into 50 shares of the Company's Common Stock, subject to adjustment. The Company authorized 20,000 shares and the terms of the Series A Preferred Stock require the Company to redeem the Series A Preferred Stock in May 2003. In the fourth quarter, these shares were exchanged for an equivalent number of shares of Series AA Convertible Redeemable Preferred Stock ("Series AA Preferred Stock"). The terms of the Series AA Preferred Stock are identical to those of the Series A Preferred Stock except that the Series AA Preferred Stock does not provide for mandatory redemption and provides for the issuance of
common stock dividends.   In December 1998, the Company granted 750 shares of
Series AA Preferred Stock to a supplier for satisfaction of accounts payable.

On December 28, 1998, in connection with the Videoland acquisition, the Company issued 76,000 shares of the Company's Series B Voting Convertible Redeemable Preferred Stock with a stated value of $100 per share (200,000 shares authorized). A portion of the 76,000 shares of the Company's Series B Preferred Stock issued to the former owners as part of the consideration for the acquisition has been pledged to the Company in order to secure Videoland's existing shareholder receivable in the amount of $1,370,673. In the event the trading price of the Company's Common Stock for any period of 20 consecutive trading days during the five year period commencing December 28, 1998 is equal to or exceeds $3.1667, then the Company may, at its option, receive the number of outstanding shares of the Series B Preferred Stock then held by the former owners

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

determined by dividing (i) the total amount of the outstanding receivable by
(ii) $100, or any lesser number of outstanding shares of Series B Preferred Stock then held by the former owners, in exchange for full or partial satisfaction of the applicable amount then owed. Not withstanding the foregoing, in the event such trading price for any period of 20 consecutive trading days during the five year period commencing December 28, 1998 does not equal or exceed $3.1667, then at the end of such five year period, the Company shall forgive the $1,370,673 receivable balance oustanding. This receivable has been recorded as a reduction against the carrying value of the Company's Series B Convertible Redeemable Preferred Stock.

The holders of these shares shall have the right to convert all or any shares into duly authorized, validly issued, fully paid and nonassessable shares of Common Stock of the Company. Each share of Series B Preferred Stock shall be converted into a number of shares of common stock determined by dividing (i) $100 by (ii) the conversion price initially set at $3.1667. The outstanding shares of Series B Preferred Stock may be redeemed, in whole or in part, at any time at the option of the Company for cash at $100 per share, plus, in each case, all declared and unpaid dividends thereon, if any, to the redemption date. The holders of the outstanding shares shall be entitled to receive when, as and if declared by the Board of Directors, cumulative dividends at an annual rate of 8.0% of the stated value per share. In the event the Company is unable to pay such dividends in cash, the Company may pay such dividends in shares of common stock of the Company. The holders of these shares have agreed to waive and discharge the Company of its obligation to pay such dividends during the period January 1999 to June 1999 in exchange for a monthly consultant fee of $50,667 per month.

Common Stock - In September 1998, the Company issued 1,050,000 shares of its common stock as part of the purchase price for all of the outstanding shares of capital stock of Video Tyme Inc. Video Tyme owned and operated seven retail video stores in Las Vegas, Nevada, of which six were acquired. In September 1998, the Company issued 32,000 shares of its common stock as part of the purchase price for the two video stores acquired from Far West Entertainment, Inc. Also in September 1998, the Company issued 38,500 shares of common stock for the asset purchase of one video store. In December 1998, the Company issued 49,497 shares of common stock to various vendors for satisfaction of accounts payable.

In June 1998, the Company issued 9,375 shares of its common stock to a consultant for professional services rendered to the Company. Also in June 1998, the Company issued 127,305 shares of its common stock to a vendor for services and equipment rendered to the Company and 57,111 shares of its common stock to a supplier for satisfaction of accounts payable.

In March 1998, the Company issued 1,682,500 shares of its common stock to acquire five corporations owning and operating an aggregate of 29 retail video stores (Note 2).

Common Stock Warrants - During 1995, in conjunction with an addendum to the Revenue Sharing Agreement (Note 3), the Company granted to the distributor a warrant to purchase shares of common stock of the Company, representing 2% of the fully diluted issued and outstanding shares of common stock at an exercise price of $400,000. The number of shares issuable under this warrant was fixed at 132,279 shares at an exercise price of $3.02 per share. The warrant is exercisable during the period commencing August 24, 1995 and ending on August 23, 2005.

In 1996, in conjunction with a second addendum to the Revenue Sharing Agreement (Note 3), the Company granted to the distributor a warrant to purchase shares of common stock at an exercise price of $30,795 for each 1% of the fully diluted number of common shares outstanding, not to exceed 5% of the fully diluted number of common shares outstanding. The number of shares issuable under this warrant was fixed at a maximum of 341,141 shares at a weighted average exercise price of $0.45 per share. The

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

warrant was exercisable during the period commencing June 19, 1997 and ending on September 30, 2005.

In 1997, the Company cancelled the above described warrants granted to the distributor and reissued 131,483 and 65,077 warrants effective June 1, 1995 and June 1, 1996, respectively. These warrants vested immediately, are exercisable at $3.04 and $0.47, respectively, and expire five years from the date of grant.

During 1995, the Company issued a warrant to its major supplier (Note 9) to purchase common stock at an exercise price of $30,795 for each 1% of the fully diluted number of common shares outstanding, not to exceed 5% of the fully diluted number of common shares outstanding. The warrant is exercisable during the period commencing January 1, 1996 and ending on December 31, 2004. In 1996, the Company amended this warrant under basically the same terms, except the warrant shall not exceed 8.5% of the fully diluted common shares outstanding and the warrant is fully vested as of December 31, 1996. As a result of the merger, this warrant was then exchanged for a new warrant to purchase 404,403 shares of the Company's common stock from a principal stockholder of the Company at $0.6085 per share. The grant date of this warrant is January 8, 1997 and expires five years from that date.

As a result of the Prism Entertainment merger and effective on the merger date, the major supplier also received warrants to purchase up to an aggregate of 852,750 shares of the Company's common stock. A summary of these warrants is presented below:

                   Number           Life              Exercise
                 of Shares         (Years)             Price
                 ---------         -------             -----
                  200,000            5.0               $2.00
                  200,000            6.0                2.25
                  200,000            7.0                2.50
                  114,240            5.0                0.51
                   54,360            5.0                1.03
                   15,000            5.0                1.00
                   69,150            5.0                2.00
                  -------
                  852,750

In June 1998, the Company, in conjunction with the sale of an aggregate of 7,000 shares of its Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), issued detachable warrants to purchase an aggregate of 350,000 shares of the Company's common stock at an exercise price of $2.00 per share to eight investors, including certain directors of the Company and their affiliates, for a total consideration of $700,000. In the fourth quarter of 1998, the Company issued warrants to purchase an aggregate of 105,000 shares of the Company's common stock at an exercise price of $2.00 per share to various consultants as payment for services provided to the Company by such consultants.

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

Stock Option Plan - The stock option plans adopted by the Company allow the Company to grant up to 5,364,000 stock options to qualified employees, directors, and affiliates. A summary of the Company's warrant and stock option activity and related information is presented in the following table:

                                       Year Ended January 31,     Year Ended January 31,    Year Ended December 31,
                                                1999                      1998                       1996
                                       ----------------------     ----------------------    -----------------------
                                                    Weighted                   Weighted                   Weighted
                                                     Average                    Average                    Average
                                                    Exercise                   Exercise                   Exercise
                                        Shares        Price        Shares        Price        Shares        Price
                                        ------        -----        ------        -----        ------        -----
Outstanding at beginning of year      3,947,435       $1.47      3,549,997       $1.45      1,355,483       $0.93

Granted                               1,756,936        1.41        397,438        1.65      2,194,514        1.76

Exercised                                     -           -              -           -              -           -

Cancelled                              (520,720)       0.01              -           -              -           -
                                      ---------       -----      ---------       -----      ---------       -----
Outstanding at end of year            5,183,651       $1.59      3,947,435       $1.47      3,549,997       $1.45
                                      =========       =====      =========       =====      =========       =====
Options exercisable at year end       4,142,265       $1.49      3,320,881       $1.36      2,827,310       $1.30
                                      =========       =====      =========       =====      =========       =====

Information relating to warrants and stock options at January 31, 1999 summarized by exercise price is presented in the following table:

                                   Outstanding                                             Exercisable
          --------------------------------------------------------------             ----------------------
                                               Weighted
                                                Average         Weighted                           Weighted
                                               Remaining         Average                            Average
          Exercise Price                      Contractual       Exercise                           Exercise
             Per Share         Shares            Life             Price                Shares        Price
          --------------     ---------        -----------       --------             ---------     --------
          $0.10 to $0.51     1,195,917         1.8 years          $0.43              1,195,917       $0.43
           1.00 to 1.03        531,760         1.4 years           1.02                531,760        1.02
           2.00 to 2.00      2,924,491         6.0 years           2.00              1,883,105        2.00
           2.25 to 3.04        531,483         2.5 years           2.54                531,483        2.54
          --------------     ---------        -----------       --------             ---------     --------
                             5,183,651         4.2 years          $1.59              4,142,265       $1.49
                             =========        ===========       ========             =========     ========

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the methods of SFAS 123, the Company's net income (loss) and earnings (loss) per share would be as follows:

                                                            Year Ended          Year Ended             Year Ended
                                                            January 31,         January 31,            December 31,
                                                               1999                1998                    1996
                                                            ---------          -----------               -------
     Net income (loss)                    As reported       $  11,134          $(2,975,315)              (42,924)
                                            Proforma         (184,277)          (2,988,270)              (42,924)

     Diluted earnings (loss) per share    As reported       $    0.00          $     (0.30)                (0.01)
                                            Proforma            (0.01)               (0.30)                (0.01)

The fair value of options granted during the year ended January 31, 1999 is estimated on the date of grant utilizing a Black-Scholes pricing model over the expected life of the options ranging from 3 to 5 years, expected volatility of 70%, risk-free interest rates ranging from 4.45% to 5.61%, and a 0% dividend yield. The weighted average fair value of options granted was $0.54.

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

The fair value of options granted during the years ended January 31, 1998 and December 31, 1996 are estimated on the date of grant utilizing a Black-Scholes pricing model over the expected life of the options ranging from 3 to 5 years, expected volatility of 0%, risk-free interest rates ranging from 5.38% to 5.69%, and a 0% dividend yield. The weighted average fair value of options granted ranged from $0 to $0.42.

11.  Earnings Per Share

The following table summarizes the calculation of the Company's basic and diluted earnings per share for the periods presented:

                                Year Ended January 31, 1999     Year Ended January 31, 1998        Year Ended December 31, 1996
                                ---------------------------   --------------------------------     ----------------------------
                                                     Per-                                Per-                             Per-
                                 Income              share                               share      Income                share
                                 (loss)    Shares   amount    Income (loss)   Shares    amount      (loss)      Shares   amount
                                 ------    ------   ------    -------------   ------    ------      ------      ------   ------
Basic EPS
Income (loss) available
 to common stockholders:
    Net income (loss)           $11,134  12,091,467  $0.00    $(2,975,315)   9,770,594  $(0.30)    $(42,924)  4,234,024  $(0.01)
Effect of Dilutive Securities:
   Incremental shares from
   outstanding common stock
   options, warrants, and
   preferred stock                        1,336,911                                  -                                -
                                -------  ----------  -----    -----------    ---------  ------    ---------   ---------  ------
Diluted EPS
Income (loss) available to
 common stockholders
   Net income (loss)            $11,134  13,428,378  $0.00    $(2,975,315)   9,770,594  $(0.30)    $(42,924)  4,234,024  $(0.01)
                                -------  ----------  -----    -----------    ---------  ------    ---------   ---------  ------

Warrants to purchase 15,000 shares at $1.00, 54,360 shares at $1.03, 724,150 shares at $2.00, 200,000 shares at $2.25, 200,000 shares at $2.50, and 131,483 shares at $3.04 were outstanding for the year ended January 31, 1999, but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

Warrants to purchase 114,240 at $0.51, 65,077 at $0.47, 15,000 shares at $1.00,
54,360 shares at $1.03, 269,150 shares at $2.00, 200,000 shares at $2.25,
200,000 shares at $2.50, and 131,483 shares at $3.04 were outstanding for the year ended January 31, 1998, but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

Warrants to purchase 65,077 at $0.47 and 131,483 shares at $3.04 were outstanding for the year ended December 31, 1996, but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

12.  Gain on Disposition of Assets

During 1996, the Company sold 11 stores and the resulting gain on sale of assets is included in the statement of operations.

13.  Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

Notes receivable: Estimated discounting of future cash flow using the current rate at which similar loans would be made with similar credit risks and for the same remaining maturities. The fair market value of employee notes cannot be estimated due to their related party nature and terms.

Long-term debt: Estimated based upon current market borrowing rates for loans with similar terms and maturities.

Senior Secured Revolving Credit Facility: Estimated based upon variable interest rates for facilities with similar terms and maturities.

The estimated fair values of the Company's financial instruments are as follows:

                                                   January 31, 1999                January 31, 1998
                                            ----------------------------      --------------------------
                                              Carrying                         Carrying
                                               Amount         Fair Value        Amount        Fair Value
                                            -----------      -----------      ----------      ----------
     Financial Assets:
        Notes Receivable                    $         -      $         -      $  355,430      $  355,830

     Financial Liabilities:
        Long-Term Debt                      $ 5,143,004      $ 5,143,004      $3,717,888      $3,717,888
        Senior Secured Revolving
         Credit Facility                    $16,044,502      $16,044,502      $        -      $        -

14.  Writedown of Film Library

During the fourth quarter of fiscal 1998, management decided to dispose of the film library in order to concentrate the Company's business on the ownership and operation of video specialty superstores. The film library was written down by $3,030,000 to reflect it's net realizable value at January 31, 1998. On March 25, 1998, the Company sold the rights to its library of 47 feature films and other properties and related accounts receivable to an entity owned and controlled by Stephen C. Lehman, a member of the Company's board of directors, for $1,350,000 in cash. The film library was stated at the net realizable value at January 31, 1998. The library was the principal asset of Prism prior to the merger in January 1997 of Lee Video City with and into Prism. Under the agreement by which the Company sold its film rights, the Company had a right to buy back the film library at any time through February 4, 1999 at escalating prices ranging from $1,650,000 to $1,850,000, less amounts actually received and collected by the buyer. The Company did not exercise this right.

15.  Employee Benefit Plans

The Company maintains a 401(k) profit sharing plan, which allows eligible employees to defer part of their income on a pre-tax basis through contributions to the plan. The Company also provides a 15% matching contribution of up to 20% of an employee's salary.

16.  Subsequent Events

Acquisition of Video Galaxy, Inc. - On March 31, 1999, the Company acquired Video Galaxy, Inc. (Video Galaxy") from the shareholders of Video Galaxy, in a transaction structured as a reverse triangular merger, with a newly formed subsidiary of Video City merging into Video Galaxy. Video Galaxy owns and operates 15 retail video stores, fourteen of which are located in Connecticut and one in Massachusetts and had aggregate revenues of approximately $5,800,000 during the year ended December 31, 1998. The acquisition increased Video City's chain of retail video stores from 128 to 143.

                               Video City, Inc.

                        (Formerly Lee Video City, Inc.)

                  Notes to Consolidated Financial Statements

The purchase price consisted of (i) 360,667 shares of the Company's common stock (subject to post-closing adjustments, if any) and (ii) assumption and payment of indebtedness of Video Galaxy by the Company in the amount of $4,833,000 (of which approximately $1,757,000 was paid off by the Company at closing and $2,000,000 was converted into shares of the Company's preferred stock and warrants). The payoff of indebtedness at closing was provided by cash obtained from an existing creditor of the Company.

Pending Sale of Assets - On April 22, 1999, the Company entered into a definitive asset purchase agreement with a third party for the purpose of selling substantially all of the assets of 50 of the Company's video retail stores located in the states of Washington and Oregon.

The consideration received by the Company for the sale is expected to be $16,200,000, subject to the following post-closing adjustment, if any: if the actual number of videocassettes held for rental and for sale and the actual number of new retail videocassettes which are included as part of the purchased inventory is less than the minimum number of tapes as defined in the agreement, the purchase price shall be reduced by an amount equal to the result of multiplying the difference between the minimum inventory and the actual inventory by the predetermined value defined in the agreement for each item. There is no assurance that the sale will ultimately be consummated.