Form 10-K/A
period 1999-01-31
VIDEO CITY INC
filed 1999-06-01
CIK 773135

================================================================================
________________________________________________________________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X      NO ___
                                               ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES  X      NO ___
                           ---

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of May 10, 1999, was approximately $14,051,000. The number of shares of common stock outstanding as of May 10, 1999 was 13,846,936 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

     Documents incorporated by reference:  None
================================================================================

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management of the Company

     The following sets forth certain information with respect to the directors and executive officers of Video City, Inc. (the "Company"):

                                                                                      Director
        Name                   Age        Positions with the Company                   Since
        ----                   ---        --------------------------                  -------
Robert Y. Lee                   36        Chairman of the Board and                    1997(1)
                                          Chief Executive Officer
Stephen C. Lehman               47        Director                                     1997
Gerald W. B. Weber              48        Director                                     1997
Barry L. Collier                56        Director                                     1997(2)
John T. Sheehy                  56        Director                                     1997
Charles E. Cooke                37        Director                                     1997
Michael T. Anderson             36        Director                                     1997
James Craig Kelly               41        Chief Operating Officer, Senior Vice         1997
                                          President and Director
David A. Ballstadt              59        Senior Vice President and Director           1998
Timothy J. Denari               40        Chief Financial Officer                        --
Young J. Kim                    30        Senior Vice President, General Counsel and     --
                                          Secretary

______________

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

     Robert Y. Lee has served as the Company's Chairman of the Board and Chief Executive Officer since the merger (the "Merger") of the Company's predecessor, Lee Video City, Inc. ("Lee Video City"), with and into Prism Entertainment Corporation ("Prism") in January 1997. Mr. Lee founded Lee Video City, Inc. and served as its Chairman of the Board and Chief Executive Officer from its inception in 1990. Mr. Lee purchased his first video store in 1983, and during the 1980s opened and acquired more than 20 video stores in Southern California.

     Stephen C. Lehman has served as a director of the Company since the Merger in January 1997. Since August 1998, Mr. Lehman has served as Chairman of the Board and Chief Executive Officer of e4L, Inc. (formerly known as National Media Corporation), a provider of transactional television programming. Mr. Lehman served as the President, Chief Executive Officer and Chairman of the Board of Premiere Radio Networks, Inc., a producer of radio programming, from its formation in 1987 until August 1998. Prior to this, he was the President of Stephen Lehman Productions, a syndicated radio program company while also serving as on-air personality at KIIS AM and FM/Los Angeles. From 1982 to 1984, Mr. Lehman specialized in building radio networks for independent radio syndication.

     Gerald W. B. Weber has served as a director of the Company since the Merger in January 1997. Mr. Weber is the founding partner and Chief Operating Officer of CarSpa, Inc., a retail automobile service company. Mr. Weber was the founding partner of AutoNation USA, an automobile retailer, and from 1995 to 1997 served as the Senior Vice President of AutoNation USA, where he was responsible for all AutoNation USA retail operations, including sales, training, planning, hiring and loss prevention. From 1987 to 1995, Mr. Weber held various management positions with Blockbuster Entertainment Corp., including President of Blockbuster Music and Senior Vice President of Blockbuster Video. Mr. Weber has over 25 years of experience in retail operations and marketing.

     Barry L. Collier has served as a director of the Company since the Merger in January 1997. From January 1997 to April 1999, Mr. Collier served as the President of the Company. Mr. Collier served as the President, Chief Operating Officer and as a director of Prism from its inception in 1984 until the Merger. He served as the Secretary of Prism from 1984 to 1985 and was appointed as the Chief Executive Officer of Prism from 1985 until the Merger. Mr. Collier served as the Chairman of the Board of Prism from 1990 until 1994. Prism filed a voluntary petition under Chapter 11 of the Bankruptcy Code in December 1995 and emerged from Chapter 11 upon the consummation of the Merger.

     John T. Sheehy has served as a director of the Company since November 1997. Mr. Sheehy has been the Managing Director of The Value Group, LLC, an investment banking firm, since April 1996. Mr. Sheehy currently serves as a director of The First Australia Fund, Inc., The First Australia Prime Income Fund, Inc., The First Commonwealth Fund, Inc. and The First Australia Prime Income Investment Company Limited, all of which are publicly-held companies. Mr. Sheehy was formerly a Managing Director of Bear Stearns & Co. Inc.

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

     Michael T. Anderson has served as a director of the Company since the Merger in January 1997. Mr. Anderson is a partner at the law firm of Troop Steuber Pasich Reddick & Tobey, LLP, in Los Angeles, California, where he specializes in commercial litigation. Prior to joining this firm, Mr. Anderson was associated with the law firm of DeCastro, West, Chodorow & Burns, and was also an associate at the Boston Consulting Group, a management consulting firm.

     James Craig Kelly has served as the Chief Operating Officer and Senior Vice President and as a director of the Company since the Merger in January 1997, and as its Secretary from January 1997 to April 1997 and from November 1997 to March 1999. Mr. Kelly served as the Chief Operating Officer of Lee Video City from 1992 until the Merger. For fifteen years, Mr. Kelly held various positions with Wherehouse Entertainment, a $500 million revenue retailer of music and video products, including Director of Loss Prevention from 1982 to 1984, and Vice President and Regional Manager for Wherehouse from 1984 to 1991.

     David A. Ballstadt has served as the Senior Vice President and as a director of the Company since the acquisition by the Company of Adventures in Video, Inc. and KDDJ Investments, Inc., in March 1998. Mr. Ballstadt founded and served as the President and Chief Executive Officer of Adventures in Video, Inc. and KDDJ Investments, Inc. until their sale to the Company.

     Timothy J. Denari has served as the Chief Financial Officer of the Company since October 1997. Prior to joining the Company, he was the corporate controller for Fleet Card Fuels, a $100 million fuel sales corporation. Between 1993 and 1995, he was the Chief Financial Officer and Controller of the Company's predecessor, Lee Video City. Between 1990 and 1993, Mr. Denari was an Account Executive for Merrill Lynch and Shearson Lehman, managing over $30 million in private client assets. Between 1985 and 1990, he was Vice President of the Bank of Stockdale. In November 1997, Mr. Denari filed a voluntary petition under Chapter 7 of the Bankruptcy Code.

     Young J. Kim has served as the Senior Vice President and General Counsel of the Company since September 1998 and as the Secretary of the Company since March 1999. From February 1996 to September 1998, he practiced corporate law at the law firm of Troy & Gould. From 1994 to 1996, Mr. Kim was an associate at the law firm of Latham & Watkins.

     The Company, Robert Y. Lee, Barry L. Collier and Ingram Entertainment, Inc. ("Ingram") have entered into a Shareholders Agreement, dated as of January 8, 1997, which provides that the Company's Board of Directors shall consist of eight members and that Ingram, Mr. Lee and Mr. Collier shall collectively vote their shares in favor of two designees of Ingram, four designees of Mr. Lee and two designees of Mr. Collier. Of the present Board of Directors, Charles E. Cooke and Michael T. Anderson are the designees of Ingram; Mr. Lee, James Craig Kelly, John T. Sheehy and Stephen C. Lehman are the designees of Mr. Lee; and Barry L. Collier and Gerald W. B. Weber are the designees of Mr. Collier. Effective March 25, 1998, the Board was increased to nine members and David A. Ballstadt was elected to fill that vacancy. The same parties also entered into an Override Agreement, dated November 19, 1996 (the "Override Agreement"), which provides, subject to certain exceptions, that without the written consent of Ingram, the Company shall not enter into a merger or a sale or transfer of all or substantially all of its assets, or make any material change in the nature of its business as now conducted, or change the form of organization of its business; and that without unanimous approval of the Board of Directors, the Company shall not enter into any line of business other than the sale and rental of video product and related goods, the completion of one film that the Company's predecessor, Prism Entertainment Corporation, had under way, and the exploitation of Prism's film library (which the Company sold in March 1998); these provisions will remain in force until the later of the payment in full of the Company's $1,500,000 debt to Ingram (which was paid in full in March 1998), or such time as Ingram's beneficial ownership interest in the Company's common stock, on a fully diluted basis, is 4 percent or less.

     The Agreements of Merger and Plan of Reorganization entered into by the Company in connection with the acquisition by the Company of Adventures in Video, Inc. and KDDJ Investments, Inc. from David A. Ballstadt and members of his immediate family provide that Mr. Ballstadt shall be elected as a director of the Company effective upon the closing of such acquisitions. Concurrent with the completion of the acquisitions on March 25, 1998, the Board of Directors of the Company was expanded from eight to nine members and Mr. Ballstadt was elected to fill this vacancy. Mr. Ballstadt has served as a director of the Company since the consummation of the acquisitions.

     Directors serve until the next annual meeting of the Company's shareholders or until their successors are elected or appointed. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and greater than 10 percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the fiscal year ended January 31, 1999, its directors, executive officers and 10 percent shareholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the exception of the following: each of the non-employee members of the Board of Directors filed the grant of director stock options on a late Form 5; and certain members of the Board of Directors who invested in the Company reported their investment in preferred stock and warrants of the Company on a late Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the fiscal years ended January 31, 1999, January 31, 1998 and December 31, 1996 paid by the Company to its Chief Executive Officer and the other executive officers of the Company who earned in excess of $100,000 (collectively, the "Named Executive Officers") based on salary and bonus for the fiscal year ended January 31, 1999:


         Name and                                                                    long-Term
    Principal Position                       Annual Compensation(1)                 Compensation
---------------------------  -----------------------------------------------------  ------------
                                                                                     Securities
                                     Period                                          Underlying
                                    Ended(2)            Salary($)        Bonus       Options (#)
                             -----------------       -------------   -------------  -------------
Robert Y. Lee (3)            January 31, 1999        $     178,000   $          --             --
 Chief Executive Officer     January 31, 1998              178,000              --             --
                             December 31, 1996             172,701              --             --

Barry L. Collier(4)          January 31, 1999              178,000              --             --
 President                   January 31, 1998              178,000              --             --
                             December 31, 1996             291,168              --        175,000

James Craig Kelly(5)         January 31, 1999              120,000              --             --
 Chief Operating Officer     January 31, 1998              120,000              --             --
                             December 31, 1996             101,282              --        761,600

Timothy J. Denari(6)         January 31, 1999              117,500              --        250,000
 Chief Financial Officer     January 31, 1998               39,166              --             --

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

(3) Mr. Lee served as the Chief Executive Officer of the Company's predecessor, Lee Video City, before the Merger. Mr. Lee's compensation during the fiscal year ended December 31, 1996 reflects compensation paid to Mr. Lee by Lee Video City.

(4) Mr. Collier served as the Chief Executive Officer of the Company's predecessor, Prism, before the Merger. Mr. Collier's compensation during the fiscal year ended December 31, 1996 reflects compensation paid to Mr. Collier by Prism.

(5) Mr. Kelly served as the Chief Operating Officer of the Company's predecessor, Lee Video City, before the Merger. Mr. Kelly's compensation during the fiscal year ended December 31, 1996 reflects compensation paid to Mr. Kelly by Lee Video City.

(6) Mr. Denari served as the Chief Financial Officer of the Company since October 1997.

Option Grants

   The following table sets forth certain information regarding grants of options to the Named Executive

Officers during the fiscal year ended January 31, 1999:

                                 OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               Potential Realizable
                         Number of          % of Total                                           Value at Assumed
                        Securities           Options                                           Annual Rates of Stock
                        Underlying          Granted to            Exercise                      Price Appreciation
                          Options            Employees             Price        Expiration      for Option Term(1)
                                                                                               ---------------------
Name                    Granted (#)        in Fiscal Year        ($/Share)         Date         5%($)         10%($)
--------------------    -----------        --------------        ---------      ----------     ------         ------
Timothy J. Denari...     250,000(2)             27.4%            $    2.00       12/31/02      $     0        $    0

____________________

(1) Sets forth potential option gains based on assumed annualized rates of stock price appreciation from the market price ($0.8125) at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission, and do not represent the Company's estimate or projection of future Common Stock prices.

(2) 125,000 of the options are exercisable beginning on October 1, 1998, and the remaining options are exercisable beginning on October 1, 1999.

Option Exercises and Fiscal Year-End Values

     No stock options were exercised by any of the Named Executive Officers during the fiscal year ended January 31, 1999. The following table sets forth certain information regarding stock options held by the Named Executive Officers as of January 31, 1999:

                            Fiscal Year-End Options

                                            Number of Securities
                                           Underlying Unexercised           Value of Unexercised
                                            Options at Fiscal              In-the-Money Options at
     Name                                      Year-End (#)                 Fiscal Year End ($)(1)
     ----                              ---------------------------       --------------------------
                                       Exercisable   Unexercisable       Exercisable  Unexercisable
                                       -----------   -------------       -----------  -------------
     Robert Y. Lee...................            0               0                --             --
     Barry L. Collier................      175,000               0       $   288,750             --
     James Craig Kelly...............      761,600               0       $   940,980             --
     Timothy J. Denari...............      125,000         125,000                 0              0

___________________

(1) Amounts are shown as the positive spread between the exercise price and the last sale price of the Company's Common Stock ($1.75) as reported on the OTC Bulletin Board on February 1, 1999. January 31, 1999 was not a trading day.

Director Compensation

     Directors, other than directors who are employees of the Company, receive cash compensation in the amount of $5,000 per year for serving on the Board of Directors and are also entitled to participate in the Company's stock option plans and from time to time to receive grants of options thereunder to purchase shares of the Company's Common Stock. In February and June 1998, Stephen C. Lehman, Gerald W. B. Weber, Charles E. Cooke, Michael T. Anderson and John T. Sheehy each received options to purchase 5,000 and 15,000 shares, respectively, of the Company's Common Stock at $2.00 per share. In March 1999, Messrs. Lehman, Weber, Cooke, Anderson and Sheehy each received options to purchase 20,000 shares of the Company's Common Stock at $2.00 per share. Messrs. Lehman and Weber received additional compensation as consultants pursuant to consulting agreements entered into with the Company. See "Certain Relationships and Related Transactions."

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

     The Company entered into an employment agreement (the "Collier Employment Agreement") with Barry L. Collier pursuant to which Mr. Collier served as the President of the Company for a term of two years commencing January 1997. The Collier Employment Agreement and a related noncompetition agreement provided for compensation of $178,000 per year and provide that Mr. Collier shall be entitled to certain fringe benefits including payments of up to $500 per month for the use of an automobile.

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

     The Company entered into an employment agreement (the "Denari Employment Agreement") with Timothy J. Denari pursuant to which Mr. Denari serves as the Chief Financial Officer of the Company for a term of two years commencing January 1998. The Denari Employment Agreement provides for a base salary of $117,500 per year and an annual bonus of 2.5 percent of any pre-tax profit in excess of $1,100,000 with respect to the fiscal year commencing February 1997;
2.5 percent of any pre-tax profit in excess of $1,200,000 with respect to the fiscal year commencing February 1998; and 2.5 percent of any pre-tax profit in excess of $1,300,000 with respect to the fiscal year commencing February 1999. The Denari Employment Agreement also provides that Mr. Denari shall be entitled to certain fringe benefits including payments of up to $500 per month for the use of an automobile.

     In the event that the employment of Messrs. Lee, Collier, Kelly or Denari is terminated for any reason other than "material breach" or "cause" as defined in his employment agreement, the Company shall pay the remainder of the base salary to such individual for the remaining term of such employment agreement.

Stock Option Plan

     1996 Stock Option Plan. In November 1996, the Board of Directors and shareholders of the Company's predecessor, Lee Video City, adopted its 1996 Stock Option Plan. The 1996 Stock Option Plan, which was assumed by the Company, provides for the grant of options to directors, officers, other employees and consultants of the Company to purchase up to an aggregate of 1,000,000 shares of Common Stock. The purpose of the 1996 Stock Option Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The 1996 Stock Option Plan is administered by the Board of Directors, or a committee of the Board, which has discretion to select optionees and to establish the terms and conditions of each option, subject to the provisions of the 1996 Stock Option Plan. Options granted under the 1996 Stock Option Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options.

     The exercise price of incentive stock options may not be less than the fair market value of Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10 percent of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may become exercisable in any one year pursuant to incentive stock options under the 1996 Stock Option Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1996 Stock Option Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant. Nonqualified options may be granted without regard to any restriction on the amount of Common Stock that may become exercisable pursuant to such options in any one year. Options may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10 percent of the total combined voting power of all classes of capital stock of the Company), or such lesser period of time as is set forth in the applicable stock option agreement. Options granted under the 1996 Stock Option Plan generally are nontransferable except by will or by the laws of descent and distribution. Shares subject to options that expire unexercised under the 1996 Stock Option Plan are available for future grant under the 1996 Stock Option Plan. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as recapitalizations, stock splits or stock dividends. The 1996 Stock Option Plan is effective for ten years, unless sooner terminated or suspended.

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

     1998 Stock Option Plan. In June 1998, the Company's Board of Directors unanimously approved the Company's 1998 Stock Option Plan. In August 1998 the Company's shareholders approved the 1998 Stock Option Plan. The purpose of the 1998 Stock Option Plan is to enable the Company to attract and retain top-quality employees, officers, directors and consultants and to provide them with an incentive to enhance shareholder return.

     The 1998 Stock Option Plan provides for the grant of options to officers, directors, other employees and consultants of the Company to purchase up to an aggregate of 1,200,000 shares of Common Stock. In March 1999, the Board of Directors increased the number of shares covered under the 1998 Stock Option Plan to 2,700,000. The 1998 Stock Option Plan is administered by the Board of Directors or a committee of the Board, and is currently administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1998 Stock Option Plan. Options granted under the 1998 Stock Option Plan may be "incentive stock options" as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

     The exercise price of incentive stock options may not be less than the fair market value of the Company's Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may become exercisable for the first time in any one year pursuant to incentive stock options under the 1998 Stock Option Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1998 Stock Option Plan at an exercise price less than the fair market value of the Common Stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Common Stock that may become exercisable pursuant to such options in any one year.

     In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination would immediately terminate, and any options that are exercisable would terminate 90 days (six months in the case of termination by reason of death or disability) following termination of employment.

     Options may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the 1998 Stock Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1998 Stock Option Plan, shares subject to cancelled or terminated options are available for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as recapitalizations, stock splits or stock dividends. The 1998 Stock Option Plan is effective for ten years, unless sooner terminated or suspended. The 1998 Stock Option Plan provides that options covering no more than 600,000 shares of Common Stock may be granted to any one employee in any twelve month period.

Compensation Committee Interlocks and Insider Participation

     The Company's compensation committee was formed to make recommendations to the Board concerning salaries and incentive compensation for officers of the Company, including the grant of stock options to the Company's executive officers under the Company's stock option plans. From February 1998 to June 1998, the compensation committee consisted of Charles E. Cooke and Stephen C. Lehman. In June 1998, Michael T. Anderson replaced Mr. Lehman as a member of the compensation committee. Mr. Lehman provided finance, acquisitions and corporate development consulting services to the Company pursuant to a consulting agreement entered into between the Company and Mr. Lehman. The consulting agreement, as amended, provides for compensation in the form of options to purchase 90,000 shares of the Company's Common Stock at $2.00 per share and warrants to purchase 100,000 shares of the Company's Common Stock at $2.00 per share. In addition, the Company sold the rights to its library of 47 feature films and other properties and related accounts receivable to an entity owned and controlled by Mr. Lehman. The Company retained the law firm of Troop Steuber Pasich Reddick & Tobey, LLP ("Troop Steuber") to render legal services to the Company on real estate, litigation and other matters. Mr. Anderson is a partner at Troop Steuber. See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 10, 1999, by (i) each person who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each of the directors of the Company,
(iii) each of the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group.

                                                             Number of Shares                Percentage of
          Name and Address(1)                               Beneficially Owned(2)             Outstanding
------------------------------------------------        ----------------------------      ---------------------
Robert Y. Lee...................................                      2,971,524(3)                         21.5%
Barry L. Collier................................                        955,577(4)                          6.8%
James Craig Kelly...............................                        761,600(4)                          5.2%
David A. Ballstadt..............................                        660,325                             4.8%
Stephen C. Lehman...............................                        535,000(4)(5)                       3.7%
Gerald W. B. Weber..............................                        320,000(4)(6)                       2.3%
Timothy J. Denari...............................                        225,000(4)(7)                       1.6%
Michael T. Anderson.............................                         70,000(4)(8)                         *
John T. Sheehy..................................                         55,000(4)                            *
Charles E. Cooke................................                         45,000(4)                            *
Ingram Entertainment Inc.(9)....................                      3,161,378(9)                         20.9%
Mortco, Inc.(10)................................                      2,628,444(10)                        17.2%
Victor J. Cianci................................                      1,200,000(11)                         8.0%
Evvy R. Cianci..................................                      1,200,000(11)                         8.0%
Andrew T. Baruffi...............................                      1,050,000                             7.6%
All Directors and Executive Officers as a group                       5,939,026                            37.4%
 (11 persons)...................................

_____________

*    Less than one percent.

(1) Except as otherwise indicated, the address of each principal shareholder of the Company is c/o Video City, Inc. at 370 Amapola Avenue, Suite 208, Torrance, California 90501.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of Common Stock subject to options or warrants that are currently exercisable or are exercisable within 60 days of May 10, 1999, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3)  Includes a proxy to vote 610,000 shares owned by Mr. Collier.

(4) Includes the following currently exercisable stock options to purchase shares from the Company: Mr. Collier, 175,000 shares; Mr. Kelly, 761,600 shares; Mr. Lehman, 135,000 shares; Mr. Weber, 120,000 shares; Mr. Denari, 125,000 shares; Mr. Anderson, 45,000 shares; Mr. Sheehy, 40,000 shares; and Mr. Cooke, 45,000 shares.

(5) Includes 125,000 shares of Common Stock issuable upon conversion of outstanding shares of the Company's Series AA Convertible Redeemable Preferred Stock ("Series AA Preferred Stock") and 225,000 shares of Common Stock issuable upon exercise of warrants. Mr. Lehman beneficially owns 2,500 shares of Series AA Preferred Stock. As of May 10, 1999, there 7,750 shares of Series AA Preferred Stock issued and outstanding.

(6) Includes 100,000 shares of Common Stock issuable upon conversion of outstanding shares of the Company's Series AA Preferred Stock and 100,000 shares of Common Stock issuable upon exercise of warrants. Mr. Weber beneficially owns 2,000 shares of Series AA Preferred Stock.

(7) Includes an option by Mr. Denari to purchase 50,000 shares of Common Stock from Mr. Lee.

(8) Includes 12,500 shares of Common Stock issuable upon conversion of outstanding shares of the Company's Series AA Preferred Stock and 12,500 shares of Common Stock issuable upon exercise of warrants. Mr. Anderson beneficially owns 250 shares of Series AA Preferred Stock.

(9) Consists of 1,500,000 shares owned outright; a warrant to purchase 404,403 shares from Mr. Lee; and warrants to purchase 1,256,975 shares from the Company. Ingram Entertainment Inc.'s address is Two Ingram Boulevard, La Vergne, Tennessee 37089.

(10) Consists of 1,190,217 shares owned outright; 37,500 shares issuable upon conversion of outstanding shares of the Series AA Preferred Stock; 666,667 shares issuable upon conversion of outstanding shares of the Series D Convertible Redeemable Preferred Stock; and 734,060 shares issuable from the Company upon exercise of warrants. Mortco, Inc. beneficially owns 750 shares of Series AA Preferred Stock. Mortco, Inc.'s address is One Airport Center, 7700 N.E. Ambassador Place, Portland, Oregon 97220. Mortco, Inc. is a wholly-owned subsidiary of Rentrak Corporation.

(11) Consists of shares of Common Stock issuable upon conversion of outstanding shares of the Company's Series B Convertible Redeemable Preferred Stock.

     The following table sets forth the beneficial owners of all outstanding shares of the Company's Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock") as of May 10, 1999:

                                                           Number of Shares          Percentage of
               Name and Address(1)                       Beneficially Owned(2)       Outstanding
------------------------------------------------       ------------------------     ---------------
Victor J. Cianci................................                         38,000                50.0%
Evvy R. Cianci..................................                         38,000                50.0%

___________________________

(1) Except as otherwise indicated, the address of each principal shareholder of the Company is c/o Video City, Inc. at 370 Amapola Avenue, Suite 208, Torrance, California 90501.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of the Company's Series B Preferred Stock shown as beneficially owned by them.

     The Company does not know of any arrangements that may at a subsequent date result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ingram Entertainment Inc. has been the principal supplier of videocassettes and related equipment to the Company for a number of years, and has been a secured creditor of the Company since August 1991. During the fiscal year ended January 31, 1999, the Company purchased approximately $4,660,000 of products from Ingram Entertainment Inc. and approximately $1,035,000 of products from Rentrak Corporation ("Rentrak"). Ingram and Rentrak's wholly-owned subsidiary, Mortco, Inc., are principal shareholders of the Company. In March 1998, the Company used funds obtained from a credit facility with FINOVA Capital Corporation to pay off a term loan in the amount of $1,500,000 owed to Ingram.

     In March 1998, the Company sold the rights to its library of 47 feature films and other properties and related accounts receivable to an entity owned and controlled by Stephen C. Lehman, a member of the Company's board of directors, for $1,350,000 in cash. The library was the principal asset of Prism prior to the merger in January 1997 of Lee Video City with and into Prism.

     In March 1998, the Company also entered into a restructured debt agreement with Rentrak, a major lessor of videocassettes under a revenue sharing arrangement. Prior to the acquisition of the five companies in March 1998, the Company and Sulpizio One, Inc. (one of the acquired companies) were parties to such arrangements with Rentrak. As part of the restructuring, Rentrak agreed to accept 194,950 shares of the Company's Common Stock in settlement of a lawsuit Rentrak had previously filed against Adventures in Video, Inc. (one of the acquired companies), and 470,162 shares of the Company's Common Stock in satisfaction of indebtedness owed to Rentrak by Sulpizio One, Inc. As part of the restructured debt agreement, Rentrak also agreed to a deferral of certain amounts owed to it by Sulpizio One, Inc. and the Company, and obtained a security interest in the assets of the Company to secure such amounts. Rentrak also released Robert Y. Lee, the Company's Chairman of the Board and Chief Executive Officer, from personal guaranties of the Company's indebtedness that Mr. Lee had previously given. Rentrak's wholly-owned subsidiary, Mortco, Inc., is a principal shareholder of the Company.

     In April 1997, the Company entered into three year consulting agreements with Gerald W. B. Weber and Stephen C. Lehman pursuant to which Messrs. Weber and Lehman shall provide finance, acquisition and corporate development consulting services to the Company. The consulting agreements of Messrs. Weber and Lehman provide for compensation in the form of options to purchase an aggregate of 75,000 and 90,000 shares, respectively, of the Company's Common Stock at $2.00 per share. Options to purchase one-third of such shares of Common Stock vest each year commencing in April 1997 and any unexercised portions terminate in April 2002. Each consulting agreement also provides that the Company shall reimburse the consultant for reasonable out-of-pocket expenses incurred in performing his consulting services, that the Company shall indemnify the consultant with respect to any claims made against the consultant arising in connection with the consulting service, and that either party may terminate the consulting agreement by providing 30 days notice to the other party. In March 1998, Mr. Lehman's consulting agreement was amended to provide Mr. Lehman additional compensation in the form of warrants to purchase 100,000 shares of the Company's Common Stock at $2.00 per share. Messrs. Weber and Lehman are directors of the Company.

     In April 1998, the Company entered into an engagement agreement with The Value Group, LLC ("Value Group"), pursuant to which Value Group shall act as the financial advisor to the Company providing financial management, acquisition and financing advisory services for a period of one year commencing April 1998 and for such additional one year terms as may be mutually agreed to by Value Group and the Company. The engagement agreement provides for a base fee of $2,500 per month which shall be credited against any transaction fees to which Value Group may be entitled upon consummation of any acquisition or financing transaction. The engagement agreement also provides that the Company would reimburse Value Group for reasonable out-of-pocket expenses incurred in performing its financial advisory services and that either party may terminate the engagement by providing 45 days notice to the other party. During the fiscal year ended January 31, 1999, the Company paid Value Group fees in the amount of approximately $29,300 in cash and 9,375 shares of the Company's Common Stock. John T. Sheehy serves as a director of the Company and is a Managing Director of Value Group.

     In May 1998, the Company commenced a private placement financing of the Company's securities in which Ridgewood Capital Funding, Inc. ("Ridgewood") has agreed to serve as the placement agent. John T. Sheehy, a member of the Board of Directors of the Company, assisted Ridgewood in conducting the offering, acting as a registered broker under Ridgewood's broker-dealership. In addition, certain directors of the Company, Value Group and Mortco, Inc. participated in the private placement financing by investing in the Company's securities. See "Security Ownership of Certain Beneficial Owners and Management."

     In September 1998, the Company acquired substantially all of the assets of Game City, Inc. ("Game City") for a purchase price of cash in the amount of $7,500, the assumption of certain indebtedness to third parties and to the Company in the total amount of $117,500, and a promissory note in the principal amount of $150,000. Game City owned a retail video store located in Bakersfield, California, which was previously managed by the Company under a management agreement. Game City was owned by Young C. and Kay L. Lee, who are the parents of Robert Y. Lee, the Company's Chief Executive Officer. The acquisition was approved by the Company's Board of Directors and the Company believes that this acquisition represented an arm's length transaction on terms and valuation comparable to other completed acquisitions for the year ended January 31, 1999.

     In September 1998, the Company acquired all of the outstanding shares of capital stock of Video Tyme Inc. for a purchase price consisting of 1,050,000 shares of the Company's Common Stock and cash in the amount of $1,000,000. Part of the cash component of the purchase price for the acquisition in the amount of $300,000 was borrowed by the Company from Mortco, Inc.. The promissory note for the $300,000 loan provided for an interest rate equal to nine percent per annum. The loan was secured by all of the assets of Video Tyme Inc. Mortco, Inc. is a principal shareholder of the Company.

     In December 1998, the Company acquired Cianci's Videoland, Inc. ("Videoland") from Victor J. Cianci and Evvy R. Cianci, in a transaction structured as a reverse triangular merger, with a newly formed subsidiary of the Company merging into Videoland. In connection with the acquisition, the Company issued to Ingram Entertainment Inc. warrants to purchase 404,225 shares of the Company's Common Stock at an exercise price of $2.00 per share. The warrant also provides that in the event the Company is unable to pay in full, on or before June 30, 1999, certain amounts due to Ingram by Videoland in the amount of approximately $3,600,000, the number of shares covered by the warrant shall increase to 808,450 shares of the Company's Common Stock. Ingram was the principal supplier and creditor of Videoland before the acquisition. Ingram is a principal shareholder and supplier of the Company.

     In March 1999, the Company acquired Video Galaxy, Inc. ("Video Galaxy") from the shareholders of Video Galaxy at a purchase price consisting of 360,667 shares of the Company's Common Stock (subject to post-closing adjustments, if any) and assumption and payment of indebtedness of Video Galaxy by the Company in the amount of $4,833,000. In connection with the acquisition, the Company borrowed $1,700,000 from Ingram Entertainment Inc. to pay off certain amounts owed to Video Galaxy's creditors and other parties. The promissory note for the $1,700,000 loan provides for an annual interest rate equal to the prime rate, as published in "The Wall Street Journal" from time to time, plus 1.5 percent and a maturity date of June 30, 1999. The promissory note also provides that in the event of default, the Company shall grant to Ingram warrants to purchase up to 474,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The Company also agreed to pay Ingram a management information system fee in the amount of $85,000. In connection with the acquisition of Video Galaxy, the Company paid Mortco, Inc. indebtedness owed by Video Galaxy to Mortco, Inc. in the amount of $1,117,000. In addition, the Company issued 2,000 shares of the Company's Series D Convertible Redeemable Preferred Stock, $1,000 stated value per share, and warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, to Mortco, Inc. in consideration for the cancellation by Mortco, Inc. and Rentrak of amounts due from Video Galaxy to such parties in the amount of $2,000,000. Rentrak and its wholly-owned subsidiary, Mortco, Inc., were the supplier and creditor of Video Galaxy before the acquisition. Mortco, Inc. is a principal shareholder of the Company.

     From February 1999 through June 1999, the Company entered into consulting agreements with Victor J. Cianci and Evvy R. Cianci pursuant to which Victor J. Cianci and Evvy R. Cianci provide retail video rental and sales consulting services to the Company. The consulting agreements provide for the payment by the Company of $25,333.33 per month to each Victor J Cianci and Evvy R. Cianci, which payments constitute the consultants' waiver and discharge of the Company's obligation to pay a like amount of monthly dividends otherwise payable on the Series B Preferred Stock held by the consultants. Victor J Cianci and Evvy R. Cianci are each principal shareholders of the Company.

     During the fiscal year ended January 31, 1999, the Company retained the law firm of Troop Steuber Pasich Reddick & Tobey, LLP to render legal services to the Company on real estate, litigation and other matters. Michael T. Anderson is a partner at Troop Steuber and serves as a director of the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VIDEO CITY, INC.



                                   By /s/ Robert Y. Lee
                                      -------------------
                                      Robert Y. Lee
                                      Chairman of the Board
                                      and Chief Executive Officer
Date: May 28, 1999

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

               Signature               Title                                     Date
               ---------               -----                                     ----
/s/ Robert Y. Lee                      Chairman of the Board and                 May 28, 1999
--------------------------------
Robert Y. Lee                          Chief Executive Officer (Principal
                                       Executive Officer)

/s/ Timothy J. Denari                  Chief Financial Officer (Principal        May 28, 1999
--------------------------------
Timothy J. Denari                      Financial and Accounting Officer)

/s/ James Craig Kelly
________________________________       Director                                  May 28, 1999
James Craig Kelly

/s/ David A. Ballstadt
________________________________       Director                                  May 28, 1999
David A. Ballstadt

________________________________       Director                                  May 28, 1999
Michael T. Anderson

/s/ Barry L. Collier
________________________________       Director                                  May 28, 1999
Barry L. Collier

/s/ Charles E. Cooke
________________________________       Director                                  May 28, 1999
Charles E. Cooke

/s/ Stephen C. Lehman
________________________________       Director                                  May 28, 1999
Stephen C. Lehman

________________________________       Director                                  May 28, 1999
John T. Sheehy

/s/ Gerald W.B. Weber
________________________________       Director                                  May 28, 1999
Gerald W.B. Weber