Form 10-Q
period 1999-04-30
VIDEO CITY INC
filed 1999-06-21
CIK 773135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1999


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
Yes  X    No
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                  Outstanding at June 18, 1999
-----                                  ----------------------------
Common Stock                                    13,925,842

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                VIDEO CITY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                     April 30,
                                                                       1999                    January 31,
                                                                    (Unaudited)                    1999
                                                               ---------------------       ---------------------
ASSETS

Current assets:
     Cash                                                                $    85,211                 $   172,043

     Customer receivables                                                  3,499,623                   2,932,807

     Notes receivable                                                         86,703                      86,703

     Merchandise inventories                                               3,908,093                   2,026,628

     Other                                                                   170,097                      52,870
                                                               ---------------------       ---------------------

Total current assets                                                       7,749,727                   5,271,051

Videocassette rental inventory, net of
     accumulated amortization                                             24,364,804                  21,119,897

Property and equipment, net                                                6,160,947                   4,525,986

Goodwill                                                                   8,321,923                   5,176,850

Deferred tax asset                                                         1,236,020                     883,249

Other assets                                                               1,968,170                   1,275,847
                                                               ---------------------       ---------------------

TOTAL ASSETS                                                             $49,801,591                 $38,252,880
                                                               =====================       =====================



         See accompanying notes to consolidated financial statements.

                                VIDEO CITY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                     April 30,
                                                                       1999                     January 31,
                                                                    (Unaudited)                    1999
                                                               ---------------------       ---------------------
LIABILITIES

Current liabilities:
     Accounts payable                                                    $12,481,195                 $ 9,328,556
     Accrued expenses                                                      1,919,603                   3,422,724
     Current portion of long-term debt                                     3,795,664                   2,125,187
                                                               ---------------------       ---------------------

Total current liabilities                                                 18,196,462                  14,876,467

Senior secured revolving credit facility                                  23,243,514                  16,044,502

Long-term debt, less current portion                                       1,508,319                   1,636,646

Other liabilities                                                            589,791                     427,791
                                                               ---------------------       ---------------------

TOTAL LIABILITIES                                                         43,538,086                  32,985,406
                                                               ---------------------       ---------------------


STOCKHOLDERS' EQUITY
Preferred stock                                                            5,015,192                   3,763,963
Common stock, $.01 par value per share, 30,000,000 shares
  authorized;  13,885,688 shares issued and outstanding at
  April  30, 1999 and 13,498,715 shares issued and outstanding
  at January 31, 1999                                                        138,856                     134,987
Additional paid-in capital                                                 9,901,323                   9,229,687
Accumulated deficit                                                       (8,791,866)                 (7,861,163)
                                                               ---------------------       ---------------------

TOTAL STOCKHOLDERS' EQUITY                                                 6,263,505                   5,267,474
                                                               ---------------------       ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $49,801,591                 $38,252,880
                                                               =====================       =====================



          See accompanying notes to consolidated financial statements.

                                VIDEO CITY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                Three Months Ended
                                                                       April 30,                   April 30,
                                                                         1999                         1998
                                                               ---------------------        ---------------------
Revenue
     Rental revenues and product sales                                   $13,305,070                  $ 3,391,323
     Management Fee Income                                                         -                       42,833
Total revenues                                                            13,305,070                    3,434,156
                                                               ---------------------        ---------------------

Operating costs and expenses
     Store operating expenses                                              7,903,827                    1,715,269
     Amortization of videocassette rental inventory                        1,772,490                      453,237
     Cost of product sales                                                 1,960,315                      212,949
     Cost of leased product                                                  499,784                      237,091
     General and administrative expenses                                   2,080,551                      678,741
                                                               ---------------------        ---------------------
Total operating costs and expenses                                        14,216,967                    3,297,287
                                                               ---------------------        ---------------------

Income (loss) from operations                                               (911,897)                     136,869

Other (income) expense
     Interest expense, net                                                   588,727                      122,143
     Other                                                                   (23,318)                           -
                                                               ---------------------        ---------------------

Income (loss) before taxes                                                (1,477,306)                      14,726
Income tax expense (benefit)                                                (546,603)                           -
                                                               ---------------------        ---------------------

Net income (loss)                                                        $  (930,703)                 $    14,726
                                                               =====================        =====================

Basic Earnings (Loss) Per Share                                               $(0.07)                       $0.00
Diluted Earnings (Loss) Per Share                                             $(0.07)                       $0.00

Weighted average number of common shares outstanding
   Basic                                                                  13,639,587                   10,540,308
   Diluted                                                                13,639,587                   11,126,998

         See accompanying notes to consolidated financial statements.

                                VIDEO CITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Three Months Ended
                                                                     April 30,                      April 30,
                                                                       1999                           1998
                                                               ----------------------        ----------------------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:

Net income (loss)                                                         $  (930,703)                  $    14,726

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
     Depreciation and amortization                                          2,256,099                       520,213
     Common stock issued for professional services                             34,112                             -
     Increase in deferred tax assets                                         (547,484)                            -

Changes in assets and liabilities, net of effects of
 acquisitions:
     Decrease (increase) in customer receivable                              (528,831)                      227,046
     Decrease in notes receivable                                                   -                       124,253
     Increase in merchandise inventories                                   (1,740,046)                     (357,953)
     Increase in other assets                                                (433,750)                   (1,035,362)
     Increase in accounts payable                                             281,394                     1,374,043
     Decrease in accrued expenses                                          (2,329,706)                      (93,392)
     Increase (decrease) in other liabilities                                 162,000                      (131,984)
                                                               ----------------------        ----------------------
Net cash provided by (used in) operating activities                        (3,776,915)                      641,590
                                                               ----------------------        ----------------------

Cash flows from investing activities:
     Purchases of videocassette rental inventory, net                      (3,628,174)                     (836,834)
     Purchases of fixed assets                                             (1,255,869)                     (417,934)
     Proceeds from Sale of Prism Film Library                                       -                       818,171
     Cash portion of purchase price for store acquisitions                   (167,036)                     (177,632)
                                                               ----------------------        ----------------------
Net cash used in investing activities                                      (5,051,079)                     (614,229)
                                                               ----------------------        ----------------------

Cash flows from financing activities:
     Principal payments on obligations under capital leases                         -                       (18,136)
     Repayment of long-term debt                                             (157,850)                   (5,648,858)
     Proceeds from issuance of long-term debt                               1,700,000                             -
     Proceeds from borrowings under credit facility                         7,199,012                     5,652,071
                                                               ----------------------        ----------------------
Net cash provided by (used in) financing activities                         8,741,162                       (14,923)
                                                               ----------------------        ----------------------

Net increase (decrease) in cash                                               (86,832)                       12,438
Cash at beginning of the period                                               172,043                        28,127
                                                               ----------------------        ----------------------
Cash at end of the period                                                 $    85,211                   $    40,565
                                                               ======================        ======================



          See accompanying notes to consolidated financial statements.

                                VIDEO CITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (continued)

                                                                                Three Months Ended
                                                                       April 30,                   April 30,
                                                                         1999                         1998
                                                               ----------------------       ---------------------
Supplementary disclosures of cash flow information
Cash paid during the year:
 Interest                                                                  $  419,486                    $120,734
 Income taxes                                                                  17,924                         800

Noncash investing and financing activities:
 Professional services financed through issuance of common
   stock                                                                       34,112                           -
 Liabilities converted to preferred stock                                   2,000,000                           -



For acquisitions consummated during the three months ended April 30, 1999 and April 30, 1998, the Company paid $167,036 and $177,632, respectively, net of cash acquired. In conjunction with the acquisitions, liabilities were assumed as follows:

    Fair value of assets acquired                                        $ 2,547,176                  $ 3,826,781
    Cash paid                                                               (167,036)                    (177,632)
    Note payable issued                                                            -                     (562,574)
    Common stock issued                                                     (641,394)                  (1,270,578)
    Preferred stock issued                                                (1,251,230)                           -
    Goodwill                                                               3,210,312                      924,141
                                                               ---------------------        ---------------------
        Liabilities assumed                                              $ 3,697,828                  $ 2,740,138
                                                               =====================        =====================



         See accompanying notes to consolidated financial statements.

                                VIDEO CITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Video City, Inc. ("the Company") and all of its wholly owned subsidiaries. These subsidiaries include Old Republic Entertainment, Inc., Sulpizio One, Inc., Video Tyme, Inc., Videoland, Inc., and Video Galaxy, Inc. All material intercompany transactions have been eliminated. The financial statements include the operations of companies acquired from the dates of acquisition.

The consolidated balance sheet as of April 30, 1999, the consolidated statement of operations for the three months ended April 30, 1999, and the consolidated statement of cash flows for the three months ended April 30, 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1999.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of April 30, 1999, the results of operations for the three months ended April 30, 1999 and 1998, and cash flows for the three months ended April 30, 1999 and 1998. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

2.  Recent Accounting Pronouncements

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS 134 had no impact on the Company's financial position.

3.  Acquisitions

On March 26, 1999, the Company issued 112 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Box Office, LLC as part of the consideration for the purchase of the assets of a video store acquired from Box Office, LLC. The Series C Convertible Redeemable Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of $2.00 per share.

On March 31, 1999, the Company acquired Video Galaxy, Inc. ("Video Galaxy") from the shareholders of Video Galaxy, in a transaction structured as a reverse triangular merger, with a newly formed subsidiary of Video City merging into Video Galaxy. Video Galaxy owns and operates 15 retail video stores in Connecticut and Massachusetts. The purchase price consisted of (i) 360,667 shares of Video City common stock (subject to post-closing adjustments, if any) and (ii) assumption and payment of indebtedness of Video Galaxy by the Company in the amount of $4,833,000 (of which approximately $1,757,000 was paid off by the Company at closing and $2,000,000 was converted into 2,000 shares of the Company's Series D Convertible Redeemable Preferred Stock and 500,000 warrants with an exercise price of $3.00 per share). The payoff of indebtedness at closing was provided by proceeds obtained from a note payable to an existing creditor of the Company.

4.  Earnings Per Share

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


                                                                 For the three months ended April 30,
                                          -------------------------------------------------------------------------------------
                                                            1999                                         1998
                                          ---------------------------------------      ----------------------------------------
                                                                       Per-share                                     Per-share
                                             Income       Shares        amount            Income       Shares         amount
                                          -----------   ----------    -----------      -----------   -----------    -----------
Basic EPS
Income (loss) available to common
 stockholders:
   Net income (loss)                        $(930,703)  13,639,587      $(0.07)            $14,726   10,540,308        $0.00
Effect of Dilutive Securities:
   Incremental shares from outstanding
   common stock options, warrants, and
   preferred stock                             -            -              -                -           586,690         -
                                          -----------   ----------    -----------      -----------   -----------    -----------
Diluted EPS
Income (loss) available to common
 stockholders:
   Net income (loss)                        $(930,703)  13,639,587      $(0.07)            $14,726   11,126,998        $0.00
                                          ===========   ==========    ===========      ===========   ===========    ===========

All outstanding common stock options, warrants, and preferred stock were not included in the computations of diluted earnings per share because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.

6.  Recent Developments

On April 22, 1999 the Company entered into an Asset Purchase Agreement with Blockbuster Inc. pursuant to which the Company has agreed to sell to Blockbuster Inc. substantially all of the assets of 50 of the Company's retail video stores located in the states of Washington and Oregon for approximately $16 million in cash. The consummation of the sale is subject to certain conditions, including the receipt of certain third-party consents. The company anticipates using the net proceeds from the sale of the assets to pay off certain of the Company's indebtedness and to finance future acquisitions. There can be no assurances that the contemplated asset sale will be consummated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, particularly under this Item 2, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

Results of Operations

Three months ended April 30, 1999 compared to the three months ended April 30, 1998.

Revenues

Rental revenue and product sales for the three months ended April 30, 1999 increased by $9,913,747 or 292%, to $13,305,070 compared to $3,391,323 for the three months ended April 30, 1998. The increased revenues were primarily attributable to the acquisition of 101 stores since April 30, 1998. Of the 101 stores, 9 stores were acquired on September 30, 1998, 76 stores were acquired on December 28, 1998, one store was acquired on March 18, 1999, and 15 stores were acquired on March 26, 1999. Same store revenues for the three months ended April 30, 1999 increased by approximately 6.6% compared to the same period of the previous year. The Company ended the first quarter of 1999 with 135 stores operating in twelve states compared to 47 stores operating in three states at the end of the first quarter of 1998. The Company had no Management fee income for the quarter ended April 30, 1999, compared to $42,833 for the quarter ended April 30, 1998. The decrease resulted from the reduction in the number of managed stores from two to none.

Store Operating Expenses

Store operating expenses for the three months ended April 30, 1999 increased by $6,188,558 or 361% to $7,903,827 compared to $1,715,269 for the three months ended April 30, 1998.  The increase in store operating expenses was primarily
due to the acquisition of 101 stores since April 30, 1998.   Store operating
expenses as a percentage of total revenue was 59% for the three months ended April 30, 1999 compared to 50% for the corresponding period of 1998. The increase in store expenses as a percentage of total revenue for the three months ended April 30, 1999 compared to the corresponding period of 1998 was due to assimilation, payroll, training, and occupancy costs for the 76 stores acquired on December 28, 1998 and the 15 stores acquired on March 31, 1999.

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory increased by $1,319,253, or 291% to $1,772,490 compared to $453,237 for the three months ended April 30, 1998. The primary reason for the increase was the acquisition of 101 stores since April 30, 1998, partially offset by the effect of a change in the amortization period for base inventory (copies 1-3) from 36 months to 60 months. Amortization of videocassette rental inventory as a percentage of revenue remained fairly consistent at 13% for the first quarters of 1998 and 1999.

Cost of Product Sales

Cost of product sales for the three months ended April 30, 1999 increased by $1,747,366 or 820% to $1,960,315 compared to $212,949 for the comparable period of 1998. The increase in the cost of product sales for the three months ended April 30, 1999 was primarily due to aggregate growth in videocassette, concession, and accessory sales of 542% resulting from the acquisition of 110 stores since April 30, 1998 and the addition of "sell through" videocassettes as a new product line in the 29 stores acquired on March 25, 1998.

Cost of Leased Product

Cost of leased product for the three months ended April 30, 1999 increased $262,693 or 111% to $499,784 compared to $237,091 for the corresponding period of 1998. The increase was primarily attributable to the acquisition of 110 stores since the first quarter of 1998. Cost of leased product as a percentage of total revenue was 3.7% for the three months ended April 30, 1999 compared to 6.9% for the same period of 1998. The decrease in cost of leased products as a percentage of total revenue was due to the delay in the Videoland stores conversion to the Company's revenue sharing program as of April 30, 1999.

General and Administrative Expenses

General and administrative expenses increased $1,401,810 or 206%, to $2,080,551 for the three months ended April 30, 1999, compared to $678,741 for the corresponding period of 1998. The increase for the three months ended April 30, 1999 was primarily due to additional costs incurred to support the 76 stores purchased on December 28, 1998, the 15 stores purchased on March 31, 1999 and the additional 10 stores that were either acquired or opened since May 1, 1998. General and administrative expenses as a percentage of revenues was 15.6 % for the three months ended April 30, 1999 compared to 19.8% for the same period of 1998. The percentage decrease for the three months ended April 30, 1999 was primarily the result of spreading the corporate expenses over significantly higher revenues for that period.

Interest Expense

Interest expense increased $466,583 or 382%, to $588,727 for the three months ended April 30, 1999, compared to $122,143 for the corresponding period of 1998. The increase in interest expense was primarily due to the increase in borrowings under the credit facility entered into with BankBoston Retail Finance Inc. ("BankBoston") on December 28, 1998 that was used primarily to fund the cash portion of the December 28, 1998 acquisition of Videoland and to pay off the balance of the FINOVA Capital Corporation credit facility.

Income Taxes

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. Due in a large part to the recent acquisitions of Videoland and Video Galaxy, management has determined from its projections that it is more likely than not that future taxable income would be sufficient to enable the

Company to realize all of its deferred tax assets. As a result, the Company has not recorded a valuation allowance for its deferred tax assets.

Recent Accounting Pronouncements

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS 134 had no impact on the Company's financial position.

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

Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during fiscal the year ended January 31, 2000.

The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, the net proceeds from the possible sale of debt or equity securities, bank credit facilities, trade credit, and equipment leases. On December 28, 1998, the Company and its subsidiaries entered into a Loan and Security agreement with BankBoston providing for a $30 million revolving credit facility secured by all of the assets of Video City and its subsidiaries. The BankBoston credit facility replaced the Company's previous $7.5 million loan facility with FINOVA Capital Corporation. The new loan agreement provides for a maturity date of December 29, 2001 and a per annum interest rate equal to either
(a) the base rate announced from time to time by BankBoston, N.A. plus 0.5 percent or (b) LIBOR plus 3.0 percent, at Video City's election. In addition, Video City is obligated to pay various fees in connection with the credit facility. The amount available for borrowing under the Line of Credit is determined by deducting the Company's principal balance of the Line of Credit from its borrowing base. The borrowing base is determined by multiplying the applicable inventory advance rate and the number of units of the acceptable inventory, net of reserves. The agreement provided for various financial reporting and financial performance covenants that require the Company to meet or exceed certain ratios on a monthly basis. Due to the Company not meeting some of the financial covenants as required, the Company has requested and been granted a waiver by BankBoston.

As of April 30, 1999, the total outstanding balance under the BankBoston credit facility was approximately $23,244,000 and the availability on the credit facility was approximately $324,000. As of June 18, 1999, the total outstanding balance under the BankBoston credit facility was approximately $23,679,000 and the availability on the credit facility was approximately $10,000. The Company currently intends to finance future acquisitions with funds from borrowings, through assumption of liabilities by the Company and net proceeds from possible debt or equity financing. There is no assurance that such financing will be available to the Company.

The Company has outstanding indebtedness in the aggregate of $3,118,000 with certain of the Company's key suppliers that have maturity dates of June and July 1999. Although there can be no assurances, the Company anticipates that it will be able to renew the agreements on favorable terms before the maturity date of these obligations.

On April 22, 1999 the Company entered into an Asset Purchase Agreement with Blockbuster Inc. pursuant to which the Company has agreed to sell to Blockbuster Inc. substantially all of the assets of 50 of the Company's retail video stores located in the states of Washington and Oregon for approximately $16 million in cash. The consummation of the sale is subject to certain conditions, including the receipt of third-party consents. The company anticipates using the net proceeds from the sale of the assets to pay off certain of the Company's indebtedness and to finance future acquisition. There can be no assurances that the contemplated asset sale will be consummated.

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

Cash Flows

Three Months Ended April 30, 1999 Compared to the Three Months Ended April 30, 1998

The increase in net cash used in operating activities of $4,418,000 for the three months ended April 30, 1999 compared to the three months ended April 30, 1998 was primarily due to a decrease in accrued expenses and an increase in merchandise inventories, partially offset by an increase in other liabilities. Net cash used in investing activities increased by $4,437,000 for the three months ended April 30, 1999 compared to the three months ended April 30, 1998 primarily due to an increase in the purchases of videocassette rental inventory and fixed assets resulting from the growth in the number of stores. Net cash provided by financing activities increased $8,756,000 for the three months ended April 30, 1999 compared to the three months ended April 30, 1998 mainly due to increased borrowings under the credit facility and proceeds received from the issuance of debt, partially offset by a decrease in repayments of long-term debt.

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

The worst case scenario for the Company would be the failure of its video stores' point of sale system. The Company is in the process of developing back-up systems that do not rely on computers in response to this unlikely event.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of  Proceeds

On February 15, 1999, the Company issued 17,000 shares of the Company's Common Stock in connection with the purchase by the Company of certain inventory and fixtures for the Company's stores. The Company also issued 38,500 shares in March 1999 as consideration for the purchase by the Company of certain other inventory.

In March 1999, the Company issued 26,000 shares of the Company's Common Stock to a law firm in consideration for certain legal services previously provided to the Company by such law firm. The Company also issued 25,000 shares of the Company's Common Stock in March 1999 to a financial advisor in consideration for certain financial advisory services provided to the Company.

In March 1999, the Company issued a total of 545,900 shares of the Company's Common Stock to C. Anthony Anderson, David A. Ballstadt and certain members of Mr. Ballstadt's family as part of the consideration for the acquisitions that were completed in March 1998.

On March 25, 1999, the Company granted options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $2.00 per share to each of the five non-employee director of the Company.

On March 26, 1999, the Company issued 112 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Box Office, LLC as part of the consideration for the purchase of the assets of a video store acquired from Box Office, LLC. Each share of Series C Convertible Redeemable Preferred Stock is convertible into 500 shares of the Company's Common Stock at a conversion price of $2.00 per share.

On March 31, 1999, the Company issued an aggregate of 344,000 shares of the Company's Common Stock to the former shareholders of Video Galaxy, Inc. as part of the consideration for the acquisition by the Company of Video Galaxy, Inc.
In addition, the Company issued 2,000 shares of the Company's Series D Convertible Redeemable Preferred Stock, $1,000 stated value per share, and warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share to Mortco, Inc. (a subsidiary of Rentrak Corporation) in consideration for the cancellation by Mortco, Inc. and Rentrak Corporation of amounts due from Video Galaxy, Inc. to such parties in the amount of $2,000,000. Each share of Series D Convertible Redeemable Preferred Stock is convertible into 333.3 shares of the Company's Common Stock at a conversion price of $3.00 per share.

The Company believes that the issuance of securities in each of the foregoing transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:
     --------

Numbers                   Description
-------                   -----------

3.1 Certificate of Designations for the Company's Series C Convertible Redeemable Preferred Stock.

3.2 Certificate of Designations for the Company's Series D Convertible Redeemable Preferred Stock.

3.3 Certificate of Designations for the Company's Series E Convertible Preferred Stock.

10.1 Asset Purchase Agreement, dated as of April 22, 1999, by and among, the Company, Videoland, Inc. and Blockbuster Inc.

10.2 Agreement of Merger and Plan of Reorganization, dated as of March 30, 1999, by and among the Company, Video Galaxy, Inc., James G. Howard, George M. Peloso and Kurt Peterson (previously filed).

10.3 Debt Conversion Agreement, dated as of March 30, 1999, by and among the Company, Rentrak Corporation, Mortco, Inc. and Video Galaxy, Inc.

10.4 Warrant to purchase 500,000 shares of common stock, dated as of March 31, 1999, between the Company and Mortco, Inc.

10.5 Form of Option Agreement for directors and executive officers of the Company.

10.6 Form of Indemnity Agreement for directors and executive officers of the Company.

10.7 Second Modification Agreement, dated as of March 31, 1999, to Loan and Security Agreement by and among the Company, its subsidiaries and BankBoston Retail Finance Inc.

27    Financial Data Schedule


(b)  Reports on Form 8-K:
     -------------------

On April 15, 1999, the Company filed a Current Report on Form 8-K, dated March 31, 1999, to report under Item 2 the acquisition of Video Galaxy, Inc. On June 14, 1999, the Company filed an amendment to such Current Report to report under
Item 7 that the transaction was not considered significant to file financial statements and exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VIDEO CITY, INC.

Date:  June 21, 1999            /s/ Robert Y. Lee
                                -----------------
                                Robert Y. Lee
                                Chief Executive Officer
                                (Principal Executive Officer)

Date:  June 21, 1999            /s/ Timothy J. Denari
                                ---------------------
                                Timothy J. Denari
                                Chief Financial Officer
                                (Principal Financial Officer)