Form 10-Q
period 1999-07-31
VIDEO CITY INC
filed 1999-09-20
CIK 773135

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 31, 1999


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

Yes  X    No
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                         Outstanding at September 20, 1999
-----                         ---------------------------------
Common Stock                              14,914,803

                                    PART I.
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                               VIDEO CITY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    July 31,
                                                      1999                    January 31,
                                                  (Unaudited)                    1999
                                                  -----------                 -----------
ASSETS

Current assets:
     Cash                                         $   127,207                 $   172,043

     Customer receivables                           3,347,864                   2,932,807

     Notes receivable (Note 3)                      2,144,703                      86,703

     Merchandise inventories                        4,114,836                   2,026,628

     Other                                            105,837                      52,870
                                                  -----------                 -----------

Total current assets                                9,840,447                   5,271,051

Videocassette rental inventory, net of
     accumulated amortization                      16,649,841                  21,119,897

Property and equipment, net                         5,376,042                   4,525,986

Goodwill                                            6,112,742                   5,176,850

Deferred tax asset                                  1,235,139                     883,249

Other assets                                        1,886,832                   1,275,847
                                                  -----------                 -----------

TOTAL ASSETS                                      $41,101,043                 $38,252,880
                                                  ===========                 ===========

    See accompanying notes to condensed consolidated financial statements.

                               VIDEO CITY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           July 31,
                                                                             1999                    January 31,
                                                                         (Unaudited)                    1999
                                                                         -----------                 -----------
LIABILITIES

Current liabilities:

     Accounts payable                                                   $ 15,550,775                 $ 9,328,556
     Accrued expenses                                                      3,430,187                   3,422,724
     Current portion of long-term debt                                     3,807,833                   2,125,187
                                                                        ------------                 -----------

Total current liabilities                                                 22,788,795                  14,876,467

Senior secured revolving credit facility                                   9,949,063                  16,044,502

Long-term debt, less current portion                                       1,368,408                   1,636,646

Other liabilities                                                            299,226                     427,791
                                                                        ------------                 -----------

TOTAL LIABILITIES                                                         34,405,492                  32,985,406
                                                                        ------------                 -----------

STOCKHOLDERS' EQUITY
Preferred stock (Note 4)                                                   7,779,297                   3,763,963
Common stock, $.01 par value per share, 30,000,000 shares
  Authorized;  14,184,090 shares issued and outstanding at
  July 31, 1999 and 13,498,715 shares issued and outstanding
  at January 31, 1999                                                        141,841                     134,987
Additional paid-in capital                                                10,520,785                   9,229,687
Accumulated deficit                                                      (11,746,372)                 (7,861,163)
                                                                        ------------                 -----------

TOTAL STOCKHOLDERS' EQUITY                                                 6,695,551                   5,267,474
                                                                        ------------                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 41,101,043                 $38,252,880
                                                                        ============                 ===========

    See accompanying notes to condensed consolidated financial statements.

                               VIDEO CITY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended                               Six Months Ended
                                                 July 31,               July 31,                 July 31,               July 31,
                                                   1999                   1998                     1999                   1998
                                               -----------            -----------              -----------            -----------
REVENUES
     Rental revenues and product sales         $14,212,961            $ 6,009,738              $27,518,031            $ 9,401,061
     Management fee income                               -                 13,500                        -                 56,333
                                               -----------            -----------              -----------            -----------
TOTAL REVENUES                                  14,212,961              6,023,238               27,518,031              9,457,394
                                               -----------            -----------              -----------            -----------

OPERATING COSTS AND EXPENSES
     Store operating expenses                    9,151,708              2,715,555               17,055,535              4,430,824
     Amortization of videocassette rental
      inventory                                  1,733,543                710,143                3,506,033              1,163,380
     Cost of product sales                       2,395,466              1,070,747                4,355,781              1,283,696
     Cost of leased product                      1,651,808                469,794                2,151,592                706,885
     General and administrative expenses         3,371,466                771,818                5,452,017              1,450,559
                                               -----------            -----------              -----------            -----------
TOTAL OPERATING COSTS AND EXPENSES              18,303,991              5,738,057               32,520,958              9,035,344

INCOME (LOSS) FROM OPERATIONS                   (4,091,030)               285,181               (5,002,927)               422,050

Other (Income) Expense:
     Gain on sale of assets (Note 3)            (1,913,178)                     -               (1,913,178)                     -
     Interest expense                              694,035                199,957                1,282,762                322,101
     Other                                         (31,418)               (15,097)                 (54,736)               (15,097)
                                               -----------            -----------              -----------            -----------
Income (Loss)  before taxes                     (2,840,469)               100,321               (4,317,775)               115,046
Income tax expense (benefit)                             -             (1,829,869)                (546,603)            (1,829,869)
                                               -----------            -----------              -----------            -----------
NET INCOME (LOSS)                              $(2,840,469)           $ 1,930,190              $(3,771,172)           $ 1,944,915
                                               ===========            ===========              ===========            ===========

Preferred stock dividends                          114,037                      -                  114,037                      -
                                               -----------            -----------              -----------            -----------
NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS                            $(2,954,506)           $ 1,930,190              $(3,885,209)           $ 1,944,915
                                               ===========            ===========              ===========            ===========

Basic Earnings (Loss) Per Share                     $(0.21)                 $0.17                   $(0.28)                 $0.18
Diluted Earnings (Loss) Per Share                   $(0.21)                 $0.16                   $(0.28)                 $0.17

Weighted average number of common shares
 outstanding
     Basic                                      13,978,010             11,605,716               13,811,603             11,053,757
     Diluted                                    13,978,010             12,220,067               13,811,603             11,626,322

    See accompanying notes to condensed consolidated  financial statements.

                               VIDEO CITY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                     Six Months Ended
                                                                           July 31,                     July 31,
                                                                             1999                         1998
                                                                         -----------                  -----------
Increase (Decrease) in cash and cash equivalents

Cash flows from operating activities:

Net income (loss)                                                        $(3,771,172)                 $ 1,944,915

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                                         4,602,772                    1,308,495
     Issuance of stock for services and inventory                          2,681,682                      145,343
     Decrease (increase) in deferred tax asset                              (546,603)                  (1,610,781)
     Gain on sale of asset                                                (1,913,178)                           -

Changes in assets and liabilities, net of effects of
 acquisitions and disposition:
     Increase in customer receivable                                      (1,333,347)                    (561,472)
     Decrease in notes receivable                                                  -                      124,253
     Increase in merchandise inventories                                  (2,552,530)                    (558,030)
     Increase in other assets                                               (420,777)                    (946,154)
     Increase (decrease) in accounts payable                               3,321,290                     (664,812)
     Decrease in accrued expenses                                         (1,961,342)                    (133,080)
     Decrease in other liabilities                                          (128,565)                    (283,126)
                                                                         -----------                  -----------
Net cash provided by (used in) operating activities                       (2,021,771)                  (1,234,449)
                                                                         -----------                  -----------

Cash flows from investing activities:
     Purchases of videocassette rental inventory                          (5,591,490)                  (1,626,505)
     Purchases of fixed assets                                            (2,071,508)                    (455,096)
     Proceeds from sale of film library                                            -                      818,171
     Proceeds from the sale of fixed assets                               13,863,000                            -
     Store acquisitions                                                     (167,036)                    (177,632)
                                                                         -----------                  -----------
Net cash provided by (used in) investing activities                        6,032,966                   (1,441,062)
                                                                         -----------                  -----------

Cash flows from financing activities:
     Principal payments on obligations under capital leases                        -                      (18,136)
     Repayment of long-term debt                                            (285,592)                  (3,759,367)
     Proceeds from issuance of long-term debt                              1,700,000                            -
     Proceeds from the issuance of preferred stock                           625,000                      700,000
     Proceeds from borrowings (repayments) under credit
      facility                                                            (6,095,439)                   5,745,655
                                                                         -----------                  -----------
Net cash provided by (used in) financing activities                       (4,056,031)                   2,668,152
                                                                         -----------                  -----------

Net decrease in cash                                                         (44,836)                      (7,359)
Cash at beginning of the period                                              172,043                       28,127
                                                                         -----------                  -----------
Cash at end of the period                                                $   127,207                  $    20,768
                                                                         ===========                  ===========

    See accompanying notes to condensed  consolidated financial statements.

                               VIDEO CITY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (continued)

                                                                         Six Months Ended
                                                                    July 31,           July 31,
                                                                      1999               1998
                                                                  -----------        -----------
Supplementary disclosures of cash flow information
Cash paid during the year:
   Interest                                                       $   890,304        $   255,903
   Income taxes                                                        17,924                800

Noncash investing and financing activities:
   Professional services and the purchase of inventory financed
     Through issuance of common stock                                 278,682            145,343
   Liabilities converted to preferred stock                         4,000,000                  -
   Note receivable from sale of assets                              2,058,000                  -
   Preferred stock dividends                                          114,037                  -

For acquisitions consummated during the six months ended July 31, 1999 and July 31, 1998, the Company paid $167,036 and $177,632, respectively, net of cash acquired. In conjunction with the acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired                                  $ 2,156,998        $ 3,826,781
   Cash paid                                                         (167,036)          (177,632)
   Note payable issued                                                      -         (2,155,370)
   Common stock issued                                               (641,394)        (1,458,679)
   Preferred stock issued                                          (1,251,230)                 -
   Goodwill                                                         3,630,456          2,052,419
                                                                  -----------        -----------
     Liabilities assumed                                          $ 3,727,794        $ 2,087,519
                                                                  ===========        ===========

    See accompanying notes to condensed consolidated financial statements.

                                VIDEO CITY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Financial Statement Presentation

The accompanying condensed consolidated financial statements include the accounts of Video City, Inc. ("the Company") and all of its wholly owned subsidiaries. These subsidiaries include Old Republic Entertainment, Inc., Sulpizio One, Inc., Video Tyme, Inc., Videoland, Inc., and Video Galaxy, Inc. All material intercompany transactions have been eliminated. The financial statements include the operations of companies acquired from the dates of acquisition.

The condensed consolidated balance sheet as of July 31, 1999, the condensed consolidated statement of operations for the three and six months ended July 31, 1999 and 1998, and the condensed consolidated statement of cash flows for the six months ended July 31, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1999.

The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of July 31, 1999, the results of operations for the three and six months ended July 31, 1999 and 1998, and cash flows for the six months ended July 31, 1999 and 1998. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

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

On March 31, 1999, the Company acquired Video Galaxy, Inc. ("Video Galaxy") from the shareholders of Video Galaxy, in a transaction structured as a reverse triangular merger, with a newly formed subsidiary of Video City merging into Video Galaxy. Video Galaxy owns and operates 15 retail video stores in Connecticut and Massachusetts. The purchase price consisted of (i) 344,000 shares of Video City common stock (subject to post-closing adjustments, if any) and (ii) assumption and payment of indebtedness of Video Galaxy by the Company in the amount of $4,833,000 (of which approximately $1,757,000 was paid off by the Company at closing and $2,000,000 was converted into 2,000 shares of the Company's Series D Convertible Redeemable Preferred Stock and 500,000 warrants with an exercise price of $3.00 per share). The payoff of indebtedness at closing was provided by proceeds obtained from a note payable to an existing creditor of the Company.

3.  Disposition of Assets

On July 26, 1999, the Company sold the assets of 45 of its Videoland retail video stores located in the states of Washington and Oregon to Blockbuster, Inc ("Blockbuster"). The Company sold the assets of four additional

Videoland stores to Blockbuster on August 30, 1999. The aggregate purchase price for the sale of the 49 stores was approximately $14 million in cash, and approximately $2 million in notes receivable which are subject to the sale of assets of the four additional Videoland stores and to certain post closing adjustments. The Company recognized the gain on the sale of approximately $1.9 million on July 26, 1999, which includes the four additional Videoland stores which were sold on August 30, 1999.

4.  Preferred Stock

On March 26, 1999, the Company issued 112 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Box Office, LLC, as part of the consideration for the purchase of the assets of a video store acquired from Box Office, LLC. Each share of Series C Convertible Redeemable Preferred Stock is convertible into 500 shares of the Company's Common Stock at a conversion price of $2.00 per share. The Series C Preferred Stock was converted based on the market value of the Company's common stock on the date of issuance. On June 30, 1999, Box Office LLC converted 112 shares of the Company's Series C Convertible Redeemable Preferred Stock to 56,000 of the Company's common stock.

On March 31, 1999, the Company issued 2,000 shares of the Company's Series D Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Mortco, Inc. (a subsidiary of Rentrak Corporation) in consideration for the cancellation of indebtedness from Video Galaxy, Inc., to such parties in the
amount of $2,000,000.   Each share of Series D Convertible Redeemable Preferred
Stock is convertible into 333.3 shares of the Company's common stock at a conversion price of $3.00 per share.

On May 12, 1999, the Company sold 750 shares of the Company's Series AA Convertible Redeemable Preferred Stock, $100 stated value per share, to Mortco, Inc. in consideration for cancellation of trade payables owed by the Company to Rentrak Corporation in the amount of $75,000. The shares of Series AA Preferred Stock are convertible into the Company's Common Stock at a conversion price of $2.00 per share.

On June 2, 1999, the Company issued 303 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to The Value Group, LLC in consideration for cancellation of trade payables owed by the Company to The Value Group, LLC in the amount of $303,000. On July 13, 1999, the Company issued 100 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to DAZ Systems, Inc. in consideration for cancellation of trade payables owed by the Company to DAZ Systems, Inc. in the amount of $100,000. The shares of Series C Preferred Stock are convertible into the Company's Common Stock at a conversion price of $2.00 per share.

On June 11, 1999, the Company issued 2,000 shares of the Company's Series E Convertible Preferred Stock, $1,000 stated value per share, to International Video Distributors, LLC ("IVD") and Common Stock Purchase Warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. IVD cancelled outstanding trade payables in the amount of $2,000,000 owed by the Company to IVD. Each share of Series E Preferred Stock is convertible into a number of shares of Common Stock determined by dividing $1,000 by the conversion price in effect on the conversion date. During certain periods, the conversion price is equal to the market price of the Company's Common Stock and ranges between $1.60 and $3.00; after such period, the conversion price is equal to $3.00.

On July 19, 1999, the Company issued an aggregate of 625 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to eight accredited investors including an executive officer of the Company, for cash in the amount of $625,000 in a private placement transaction. The shares of Series C Preferred Stock are convertible into the Company's Common Stock at a conversion price of $2.00 per share.

5.  Preferred Stock Dividends

On July 6, 1999, the Company issued 20,294 shares of the Company's Common Stock to two holders of the Company's Series B Convertible Redeemable Preferred Stock as stock dividends with respect to the Series B Preferred Stock. In addition, the Company issued 27,950 shares of the Company's Common Stock to various shareholders as stock dividends with respect to the Company's Series AA Convertible Redeemable Preferred Stock.

6.  Earnings Per Share

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that will consequently share in earnings. The following table summarizes the calculation of the Company's basic and diluted earnings per share for the periods presented:

                                                                      For the three months ended July 31,
                                          ------------------------------------------------------------------------------------------
                                                              1999                                              1998
                                          ---------------------------------------------     ----------------------------------------
                                                                            Per-share                                      Per-share
                                              Income          Shares          amount           Income         Shares        amount
                                          ------------     ------------     ---------       ------------    ------------    -------
Basic EPS
Net income (loss) available to common
shareholders                              $(2,954,506)      13,978,010       $(0.21)         $1,930,190      11,605,716       $0.17
Effect of Dilutive Securities:
   Incremental shares from outstanding
   Common stock options, warrants, and
   Preferred stock                                 -                -            -                   -          614,351        (.01)
                                          ------------     ------------     ---------       ------------    ------------     -------
Diluted EPS
Net income (loss) available to common
shareholders                              $(2,954,506)      13,978,010       $(0.21)         $1,930,190      12,220,067       $0.16
                                          ============     ============     =========       ============    ============     =======

                                                                       For the six months ended July 31,
                                          ------------------------------------------------------------------------------------------
                                                              1999                                              1998
                                          ---------------------------------------------     ----------------------------------------
                                                                            Per-share                                      Per-share
                                              Income          Shares          amount           Income         Shares        amount
                                          ------------     ------------     ---------       ------------    ------------    -------
Basic EPS
Net income (loss) available to common
shareholders                              $(3,885,209)      13,811,603       $(0.28)         $1,944,915      11,053,757       $0.18
Effect of Dilutive Securities:
   Incremental shares from outstanding
   Common stock options, warrants, and
   Preferred stock                                 -                -            -                   -          527,566        (.01)
                                          ------------     ------------     ---------       ------------    ------------    -------
Diluted EPS
Net income (loss) available to common
shareholders                              $(3,885,209)      13,811,603       $(0.28)         $1,944,915      11,626,566       $0.17
                                          ============     ============     =========       ============    ============    =======

All outstanding common stock options, warrants, and preferred stock for the three months and six months ended July 31, 1999, were not included in the computations of diluted earnings per share because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.

7.  Deferred Tax Assets

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At January 31, 1999, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Due to the pending acquisitions, management cannot determine if it is more likely than not that future taxable income will be sufficient to realize all of the deferred tax asset generated in the current quarter. Accordingly, a valuation allowance has been established against the current quarter's losses.


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


Results of Operations

Three months and six months ended July 31, 1999 compared to the three months and six months ended July 31, 1998.

Revenues

Rental revenue and product sales for the three months and the six months ended July 31, 1999 totaled $14,212,887 and $27,518,031, compared to $6,009,738 and
$9,401,061 for the three months and six months ended July 31, 1998. The increases in revenue for the three months and six months ended July 31, 1999 were $8,203,223 or 136% and $18,116,970 or 193%. The increase in revenue was primarily attributable to the acquisition of 101 stores since July 31, 1998. Of the 101 stores, 9 stores were acquired on September 30, 1998, 76 stores were acquired on December 28, 1998, one store was acquired on March 26, 1999, and 15 stores were acquired on March 31, 1999. Although 49 stores were sold to Blockbuster on July 26, 1999, the effect on revenue was minimal for the three months and six months ended July 31, 1999. Same store revenues for the three months and six months ended July 31, 1999 increased by approximately 1.65% and
 .60%, compared to the same periods of the previous year. At July 31, 1999 the Company operated 95 stores in twelve states compared to 47 stores in 3 states at July 31, 1998. The Company had no management fee income for the quarter ended July 31, 1999, compared to $56,333 for the quarter ended July 31, 1998. The decrease resulted from the reduction in the number of managed stores from two to none.

Store Operating Expenses

Store operating expenses for the three months and the six months ended July 31, 1999 totaled $9,151,708 and $17,055,535, as compared to $2,715,555 and
$4,430,824 for the three months and six months ended July 31, 1998. Store operating expenses increased by $6,436,153 or 237% and $12,624,711 or 285% for the three months and six months ended July 31, 1999 as compared to the corresponding periods of the previous year. The increase in store operating expenses was primarily due to the acquisition of 101 stores since July 31, 1998. Store operating expenses as a percentage of total revenue for the three months and six months ended July 31, 1999 were 64% and 62% compared to 45% and 47% for the corresponding period of 1998. The increase in store expenses as a percentage of total revenue for the three months and six months ended July 31, 1999 compared to the corresponding periods of 1998 was primarily due to assimilation, payroll, training, and occupancy costs for the 76 stores acquired on December 28, 1998 and the 15 stores acquired on March 31, 1999. In addition, store operating expenses increased by approximately $290,000 due to one time store closure expenses for 7 stores, which included rent, utilities, field management and payroll expenses.

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory for the three months and six months ended July 31, 1999 totaled $1,733,543 and $3,506,033, compared to $710,143 and $1,163,380 for the three months and six months ended July 31, 1998. Amortization of videocassette rental inventory increased by $1,023,400 or 144% and $2,342,653 or 201% for the three months and six months ended July 31, 1999 as compared to the corresponding periods of the previous year. The primary reason for the increase in the amortization of videocassette rental inventory was the acquisition of 101 stores since July 31, 1998. Amortization of videocassette rental inventory as a percentage of revenue for the three months and six months ended July 31, 1999 were 12.1% and 12.7%, compared to 11.8% and 12.3% for the corresponding periods in 1998.

Cost of Product Sales

Cost of product sales for the three months and six months ended July 31, 1999 was $2,395,466 and $4,355,781, compared to $1,070,747 and $1,283,696 for the three months and six months ended July 31, 1998. Cost of product sales increased by $1,324,719 or 124% and $3,072,085 or 239% for the three and months and six months ended July 31, 1999 as compared to the corresponding periods of the previous year. The increase in the cost of product sales for the three months and six months ended July 31, 1999 was primarily due to aggregate growth in videocassette, concession, and accessory sales of 47% and 148% as compared to the corresponding periods of the previous year, resulting from the acquisition of 101 stores since July 31, 1998.

Cost of Leased Product

Cost of leased product for the three months and six months ended July 31, 1999 totaled $1,651,808 and $2,151,592, compared to $469,794 and $706,885 for the three months and six months ended July 31, 1998. Cost of leased product increased by $1,182,014 or 252% and $1,444,707 or 204% for the three months and six months ended July 31, 1999 as compared to the corresponding periods of the previous year. The increase to cost of leased product was primarily attributable to the acquisition of 101 stores since July, 31 1998. Cost of leased product as a percentage of total revenue was 11.6% and 7.8% for the three months and six months ended July 31, 1999 compared to 7.8% and 7.5% for the corresponding period in 1998. The cost of leased products as a percentage of total revenue for the three months ended July 31, 1999 increased due to a greater number of stores participating in the revenue sharing (the Company and its suppliers share in the revenue generated from the leased products) arrangement. Cost of leased product as a percentage of revenue remained fairly constant for the six months ending July 31, 1999 as compared to the corresponding period of July 31, 1998.

General and Administrative Expenses

General and administrative expenses for the three months and six months ended July 31, 1999 totaled $3,371,466 and $5,452,017, compared to $771,818 and
$1,450,559 for the three months and six months ended July 31, 1998. General and administrative expenses increased by $2,599,648 or 337% and $4,001,458 or 276% for the three months and six months ended July 31, 1999 as compared to the corresponding periods of the previous year. The increase for the three months and six months ended July 31, 1999 was primarily due to additional costs incurred to support the 76 stores purchased on December 28, 1998, the 15 stores purchased on March 31, 1999 and the additional 10 stores that were either acquired or newly opened since August 1, 1998. General and administrative expenses as a percentage of revenues were 23.7% and 19.8% for the three months and six months ended July 31, 1999 compared to 12.8% and 15.3% for the corresponding period of 1998. The increase in general and administrative expenses is attributable to the Company's anticipation of the up-coming merger with West Coast Entertainment Corporation, and the additional resources that will be required to complete the acquisition.

Gain on Sale of Assets

Gain on sale of assets of $1,913,178 was realized, for the three months and six months ended July 31, 1999, resulted from the sale of 49 stores to Blockbuster, Inc. on July 26, 1999. The Company recognized the gain on the sale on July 26, 1999, which included the sale of assets of the four additional Videoland stores on August 30, 1999.

Interest Expense

Interest expense for the three months and six months ended July 31, 1999 totaled $694,035 and $1,282,762, compared to $199,957 and $322,101 for the three months and six months ended July 31, 1998. Interest expense increased by $494,078 or 247% and $960,661 or 298%, for the three months and six months ended July 31, 1999 as compared to the corresponding periods of the previous year. The increase in interest expense was primarily due to the increased level of borrowings under the Company's credit facility.

Income Taxes

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At January 31, 1999, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Due to the pending acquisitions, management cannot determine if it is more likely than not that future taxable income will be sufficient to realize all of the deferred tax asset generated in the current quarter. Accordingly, a valuation allowance has been established against the current quarter's losses.

Liquidity and Capital Resources

The Company funds its short-term working capital needs, including the purchase of videocassettes and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future videocassette and other inventory purchases and other working capital needs for its existing stores. As part of its aggressive growth strategy, the Company requires greater working capital to sustain its current level of growth. There can be no assurance, however, that cash from operations and extended vendor terms will be sufficient to fund future videocassette and inventory purchases and other working capital to sustain the continued aggressive growth of the Company. In the event the Company is unable to obtain equity financing and/or debt financing, the Company may not have the liquidity to sustain its current rate of growth.

Videocassette rental inventory is accounted for as a non-current asset under generally accepted accounting principles because it is not an asset that is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of this asset as non-current excludes it from the computation of working capital. The acquisition cost of videocassette rental inventory, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during the fiscal year ending January 31, 2000.

The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, the net proceeds from the possible sale of debt or equity securities, bank credit facilities, trade credit, and equipment leases. On December 28, 1998, the Company and its subsidiaries entered into a Loan and Security agreement with BankBoston providing for a $30 million revolving credit facility secured by all of the assets of Video City and its subsidiaries. The BankBoston credit facility replaced the Company's previous loan facility. The loan agreement provides for a maturity date of December 29, 2001 and a per annum interest rate equal to either (a) the base rate announced from time to time by BankBoston, N.A. plus 0.5 percent or (b) LIBOR plus 3.0 percent, at Video City's election. In addition, the Company is obligated to pay various fees in connection with the credit facility. The amount available for borrowing under the line of credit is determined by deducting the Company's principal balance of the line of credit from its borrowing base. The borrowing base is determined by multiplying the applicable inventory advance rate by the number of units of the acceptable inventory, net of reserves. The agreement provides for various financial reporting and financial performance covenants that require the Company to meet or exceed certain financial ratios on a monthly basis. Due to the Company not meeting some of the financial covenants as required, the Company has requested and been granted a waiver by BankBoston.

As of July 31, 1999 the total outstanding balance under the BankBoston credit facility was $9,949,065 and the availability on the credit facility was approximately $779,406. As of September 18, 1999, the total outstanding balance under the BankBoston credit facility was $9,479,458 and the availability on the credit facility was approximately $21,915. The Company currently intends to finance future acquisitions with funds from borrowings, through assumption of liabilities by the Company and net proceeds from possible debt or equity financing. There is no assurance that such financing will be available to the Company.

The Company has outstanding indebtedness in the aggregate amount of $3,105,141 with certain of the Company's key suppliers that reached maturity in July 1999 and are now overdue. The debt agreements with the key suppliers provide for increased interest rates and penalty payment of 8% during the periods of default. Although there can be no assurances, the Company anticipates that it will be able to extend the maturity dates of such indebtedness. The Company has outstanding indebtedness in the aggregate amount of $1,660,142 with one of the Company's key suppliers and several other affiliates that reach maturity in January and February 2000. The Company has defaulted on the monthly payments and will be subject to increased interest rates. Although there can be no assurances, the Company anticipates that it will be able renew the agreement with the key supplier on favorable terms before the maturity and repay the outstanding balance to the affiliates before the maturity date.

On June 14, 1999, the Company issued an aggregate of 2,000 shares of the Company's Series E Convertible Preferred Stock, $1,000 stated value per share, to International Video Distributors, and common stock purchase warrants to purchase 50,000 shares of the Company's common stock at an exercise price of
$2.00 per share.    International Video Distributors agreed to cancel
outstanding trade payables in the amount of $2,000,000 owed by the Company to International Video Distributors.

On July 19, 1999, the Company issued an aggregate of 625 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share to various shareholders for $625,000 cash in the form of a private placement. Each share of Series C Convertible Redeemable Preferred Stock is convertible into 500 shares of the Company's common stock at a conversion price of $2.00 per share.

On July 26, 1999, the Company sold the assets of 45 of its Videoland retail video stores located in the states of Washington and Oregon to Blockbuster, Inc. The Company sold the assets of four additional Videoland stores to Blockbuster on August 30, 1999. The aggregate purchase price for the sale of the 49 stores is approximately $16 million in cash, of which $15.3 million was received as of August 30, 1999. The net proceeds from the sale of assets were utilized to pay down the Company's Senior Credit Facility.

On August 1, 1999, the Company and West Coast Entertainment Corporation ("West Coast") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which a wholly-owned subsidiary of the Company will merge with and into West Coast such that West Coast will become a wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the Merger Agreement, upon the effectiveness of the Merger, each outstanding share of common stock of West Coast will be converted into the right to receive (i) a number of shares of Common Stock of the Company, as is calculated pursuant to the Common Stock Exchange Ratio (as defined in the Merger Agreement), subject to a maximum of
 .333 shares and a minimum of .250 shares, and (ii) 0.05 shares of the Company's Series F Convertible Redeemable Preferred Stock, having a liquidation preference of $25.00 per share.

The consummation of the Merger is subject to certain terms and conditions set forth in the Merger Agreement, including the obtaining or arranging of financing, the approval by the stockholders of the Company and West Coast, certain regulatory approvals and the approval by creditors and other third parties. There can be no assurance that the Merger with West Coast will be consummated.

The Company has retained the services of R.W. Pressprich & Co. to provide general advisory services and to act as the Company's private placement agent in connection with the financing of the West Coast Merger. The Company intends to used the net proceeds of the debt financing to refinance certain of the creditors and vendors of the Company and West Coast, and to pay the costs and expenses of the Merger. There can be no assurances that the Company will be successful in obtaining such financing.

Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations. The carrying value of the Company's bank debt approximates fair value at July 31, 1999 and 1998 since the note related thereto substantially bears interest at a floating rate based upon the lenders' "prime" rate. The carrying value of the notes receivable approximate fair market value.

Cash Flows

Six Months Ended July 31, 1999 Compared to the Six Months Ended July 31, 1998

The increase in net cash used in operating activities of $787,322 for the six months ended July 31, 1999 compared to the six months ended July 31, 1998 was primarily due to the decrease in accrued expenses and an increase in merchandise inventories and accounts payable, partially offset by an increase in other assets. Net cash provided by investing activities increased by $7,474,028 for the six months ended July 31, 1999 compared to the six months ended July 31, 1998, primarily due to the increase in the proceeds from the sale of fixed assets, partially offset by the increase in the purchases of videocassette rental inventory and fixed assets. Net cash used in financing activities increased $6,724,183 for the six months ended July 31, 1999 compared to the six months ended July 31, 1998 primarily due to the increase in the repayment of the revolving credit facility, partially offset by the decrease in repayments of long-term debt.

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

                                    PART II.
                               OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

On May 12, 1999, the Company sold 750 shares of the Company's Series AA Convertible Redeemable Preferred Stock, $100 stated value per share and warrants to purchase 37,500 shares of the Company's Common Stock at an exercise price of $2.00 per share, to Mortco, Inc. in consideration for cancellation of trade payables owed by the Company to Rentrak Corporation in the amount of $75,000. The shares of Series AA Preferred Stock are convertible into the Company's Common Stock at a conversion price of $2.00 per share.

On June 11, 1999, the Company issued 2,000 shares of the Company's Series E Convertible Preferred Stock, $1,000 stated value per share, to International Video Distributors, LLC ("IVD") and Common Stock Purchase Warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. IVD cancelled outstanding trade payables in the amount of $2,000,000 owed by the Company to IVD. Each share of Series E Preferred Stock is convertible into a number of shares of Common Stock determined by dividing $1,000 by the conversion price in effect on the conversion date. During certain periods, the conversion price is equal to the market price of the Company's Common Stock and ranges between $1.60 and $3.00; after such period, the conversion price is equal to $3.00.

On June 1, 1999 the Company issued 78,750 shares of the Company's Common Stock to Nordic Information Systems Inc. in consideration for certain software services provided to the Company by Nordic Information Systems Inc. In June 1999, the Company also issued 25,000 shares of the Company's Common Stock to an employee of the Company as compensation pursuant to an employment agreement.

On June 2, 1999, the Company issued 303 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share and warrants to purchase 57,312 shares of the Company's Common Stock at an exercise price of $2.00 per share, to The Value Group, LLC in consideration for cancellation of trade payables owed by the Company to The Value Group, LLC in the amount of $303,000. On July 13, 1999, the Company issued 100 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to DAZ Systems, Inc. in consideration for cancellation of trade payables owed by the Company to DAZ Systems, Inc. in the amount of $100,000. The shares of Series C Preferred Stock are convertible into the Company's Common Stock at a conversion price of $2.00 per share.

On July 1, 1999, the Company issued warrants to purchase 1,048,451 shares of the Company's Common Stock at an exercise price of $2.00 per share to Ingram Entertainment Inc. These warrants include the warrants to purchase 404,225 shares of Common Stock previously issued by the Company in connection with the acquisition of Videoland, Inc. in December 1998, and were payable in the event the Company was unable to pay in full by June 30, 1999, approximately $3,600,000 owed to Ingram Entertainment Inc. by the Company.

On July 19, 1999, the Company issued an aggregate of 625 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to eight accredited investors including an executive officer of the Company, for cash in the amount of $625,000 in a private placement transaction. The shares of Series C Preferred Stock are convertible into the Company's Common Stock at a conversion price of $2.00 per share.

The Company believes that the issuance of securities in each of the foregoing transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

On August 11, 1999, the Company filed a Current Report on Form 8-K, dated August 6, 1999, to report under Item 5 the description of the Company's Common Stock.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:
     --------

Numbers                               Description
-------                               -----------

10.1 Stock Purchase Agreement, dated June 2, 1999, by and between the Company and The Value Group, LLC.

10.2 Common Stock Purchase Warrant, dated May 11, 1999, by and between the Company and The Value Group, LLC.

10.3 Stock Purchase Agreement, dated June 11, 1999, by and between the Company and International Video Distributors, LLC.

10.4 Common Stock Purchase Warrant, dated June 11, 1999, by and between the Company and International Video Distributors, LLC.

10.5 Agreement and Plan of Merger, dated August 1, 1999, by and among the Company, Key Stone Merger Corp. and West Coast Entertainment Corporation (previously filed).

10.6  Employment Agreement, dated June 16, 1999, between the Company and Richard
      T. Gibson

10.7 Amendment to Loan Documents, dated as of December 31, 1998, by and among the Company, Ingram Entertainment Inc. and the debtors named therein.

10.8 Warrant to Purchase Common Stock, dated December 31, 1998, executed by the Company for Ingram Entertainment Inc.

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

On August 10, 1999, the Company filed a Current Report on Form 8-K, dated July 26, 1999, to report under Item 2 the disposition of 49 of the Company's stores to Blockbuster, Inc., to report under Item 5 the merger agreement entered into with West Coast Entertainment Corporation, and to report under Item 7 the pro forma financial information of the disposition of the 49 stores sold to Blockbuster, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VIDEO CITY, INC.

Date:  September 20, 1999                /s/ Robert Y. Lee
                                         -----------------
                                         Robert Y. Lee
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date:  September 20, 1999                /s/ Timothy J. Denari
                                         ---------------------
                                         Timothy J. Denari
                                         Chief Financial Officer
                                         (Principal Financial Officer)