Form 10-Q
period 1999-10-31
VIDEO CITY INC
filed 1999-12-20
CIK 773135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 1999


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

Yes    X    No
      ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                 Outstanding at December 17, 1999
-----                                 --------------------------------
Common Stock                                     15,215,255

                                    PART I.

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                               VIDEO CITY, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              October 31,
                                                                 1999                               January 31,
                                                              (Unaudited)                              1999
                                                          --------------------                  -------------------
ASSETS

Current assets:

  Cash                                                             $    28,718                          $   172,043

  Customer receivables                                               3,134,354                            2,932,807

  Notes receivable                                                     926,209                               86,703

  Merchandise inventories                                            4,042,574                            2,026,628

  Other                                                                      -                               52,870
                                                          --------------------                  -------------------

Total current assets                                                 8,131,855                            5,271,051

Videocassette rental inventory, net of
    accumulated amortization                                        15,271,316                           21,119,897

Property and equipment, net                                          5,368,445                            4,525,986

Goodwill                                                             6,622,235                            5,176,850

Deferred tax asset                                                   1,235,139                              883,249

Other assets                                                         2,571,131                            1,275,847
                                                          --------------------                  -------------------

TOTAL ASSETS                                                       $39,200,121                          $38,252,880
                                                          ====================                  ===================


         See accompanying notes to consolidated financial statements.

                               VIDEO CITY, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             October 31,
                                                                                1999                        January 31,
                                                                             (Unaudited)                       1999
                                                                        ---------------------           -------------------
LIABILITIES

Current liabilities:

  Accounts payable                                                               $ 20,859,006                   $ 9,328,556
  Short term portion of senior secured revolving credit facility                    9,959,112                             -
  Accrued expenses                                                                  2,666,966                     3,422,724
  Current portion of long-term debt                                                 4,117,352                     2,125,187
                                                                        ---------------------           -------------------

Total current liabilities                                                          37,602,436                    14,876,467

Long term senior secured revolving credit facility                                          -                    16,044,502

Long term debt, less current portion                                                1,303,861                     1,636,646

Other liabilities                                                                     163,859                       427,791
                                                                        ---------------------           -------------------

TOTAL LIABILITIES                                                                  39,070,156                    32,985,406

STOCKHOLDER'S EQUITY

Preferred stock                                                                     6,985,297                     3,763,963
Common Stock, $.01 par value per share, 30,000,000 shares
  Authorized; 14,994,593 shares issued and outstanding at
  October 31, 1999 and 13,498,715 shares issued and outstanding
  at January 31, 1999                                                                 149,946                       134,987
Additional paid-in capital                                                         11,542,965                     9,229,687
Accumulated deficit                                                               (18,548,243)                   (7,861,163)
                                                                        ---------------------           -------------------

TOTAL STOCKHOLDER'S EQUITY                                                            129,965                     5,267,474
                                                                        ---------------------           -------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                       $ 39,200,121                   $38,252,880
                                                                        =====================           ===================

         See accompanying notes to consolidated financial statements.

                               VIDEO CITY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                Three Months Ended                          Nine Months Ended
                                                          October 31,        October 31,             October 31,        October 31,
                                                             1999               1998                    1999               1998
                                                          -----------        -----------            ------------        -----------
Revenues
  Rental revenues and product sales                       $ 8,723,038        $ 4,773,102            $ 36,241,069        $14,174,164
  Management fee income                                             -             59,800                       -            116,133
                                                          -----------        -----------            ------------        -----------
Total Revenues                                              8,723,038          4,832,902              36,241,069         14,290,297
                                                          -----------        -----------            ------------        -----------
Operating costs and expenses
  Store operating expenses                                  5,849,472          3,086,513              22,905,007          7,517,466
  Amortization of videocassette rental inventory              928,953            642,278               4,434,986          1,805,657
  Cost of product sales                                     2,140,979            890,955               6,496,760          2,174,651
  Cost of leased product                                    1,562,097            585,968               3,713,689          1,292,854
  General and administrative expenses                       2,722,220          1,113,314               8,174,237          2,563,873
  Store closure expenses                                    1,345,400                  -               1,345,400                  -
                                                          -----------        -----------            ------------        -----------
Total operating costs and expenses                         14,549,121          6,319,028              47,070,079         15,354,501
                                                          -----------        -----------            ------------        -----------
Loss from operations                                       (5,826,083)        (1,486,126)            (10,829,010)        (1,064,204)

Other (income) expense:
  (Gain) loss on sale of assets                               383,384                  -              (1,529,794)                 -
  Interest expense, net                                       462,100            324,953               1,744,862            647,053
  Other                                                       (21,696)                 -                 (76,432)           (15,097)
                                                          -----------        -----------            ------------        -----------
Loss before taxes                                          (6,649,871)        (1,811,079)            (10,967,646)        (1,696,160)
Income tax benefit                                                  -           (647,263)               (546,603)        (2,477,132)
                                                          -----------        -----------            ------------        -----------
Net income (loss) before dividends                         (6,649,871)        (1,163,816)            (10,421,043)           780,972
                                                          ===========        ===========            ============        ===========
Dividends                                                    (152,000)                                  (266,037)
                                                          -----------        -----------            ------------        -----------
Net income (loss) after dividends                         $(6,801,871)       $(1,163,816)           $(10,687,080)       $   780,972
                                                          ===========        ===========            ============        ===========
Basic earnings (loss) per share                                ($0.46)            ($0.10)                 ($0.76)             $0.07
Diluted earnings (loss) per share                              ($0.46)            ($0.10)                 ($0.76)             $0.07

Weighted average number of common
   shares outstanding
  Basic                                                    14,823,823         12,140,497              14,152,717         11,419,984
  Diluted                                                  14,823,823         12,140,497              14,152,717         11,913,471


         See accompanying notes to consolidated financial statements.

                               VIDEO CITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                         October 31,                  October 31,
                                                                            1999                         1998
                                                                        ------------                  -----------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)                                                       $(10,421,043)                 $   780,972

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Depreciation and amortization                                         5,974,897                    2,262,204
     Issuance of stock for services and inventory                          2,908,582                      141,067
     Gain on sale of assets                                               (1,529,802)                           -
     Decrease (increase) in deferred tax asset                              (546,603)                  (2,477,132)

Changes in assets and liabilities, net of effects from
acquisitions:
     Increase in customer receivable                                        (969,814)                    (296,819)
     Decrease (increase)  in notes receivable                                 (9,506)                     268,727
     Increase in merchandise inventories                                  (2,480,269)                    (623,902)
     Increase in other assets                                             (1,060,015)                    (884,265)
     Increase in accounts payable                                          8,629,521                    1,253,004
     Decrease in accrued expenses                                         (2,724,563)                    (159,060)
     Decrease in other liabilities                                          (263,934)                    (283,126)
                                                                        ------------                  -----------
Net cash used in operating activities                                     (2,492,549)                     (18,330)
                                                                        ------------                  -----------

Cash flows from investing activities:
     Purchases of videocassette rental inventory                          (6,217,385)                  (2,922,438)
     Purchases of fixed assets                                            (2,413,732)                    (606,489)
     Proceeds from sale of fixed assets                                   13,863,000                            -
     Proceeds from sale of film library                                                                   818,171
     Repayment on note receivable                                          1,228,000
     Store acquisitions                                                     (167,036)                    (713,743)
                                                                        ------------                  -----------
     Net cash provided by (used in) investing activities                   6,292,847                   (3,424,499)
                                                                        ------------                  -----------

Cash flows from financing activities:
     Principal payments on obligations under capital leases                        -                      (18,136)
     Repayment of long-term debt                                            (356,599)                  (3,641,078)
     Proceeds from issuance of long term debt                              2,015,979                    6,416,264
     Proceeds from borrowings (repayments) under revolving                                                      -
     credit facility                                                      (6,085,390)
     Proceeds from the issuance of preferred stock                           625,000                      700,000
     Cash payments made in conversion of preferred stock                    (188,325)
     Proceeds from exercising options and warrants                            45,712
                                                                        ------------                  -----------
Net cash provided by (used in) financing activities                       (3,943,623)                   3,457,050
                                                                        ------------                  -----------

Net increase (decrease) in cash                                             (143,325)                      14,221
Cash at beginning of the period                                              172,043                       28,127
                                                                        ------------                  -----------
Cash at end of the period                                               $     28,718                  $    42,348
                                                                        ============                  ===========

         See accompanying notes to consolidated financial statements.

                               VIDEO CITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (continued)

                                                                                   Nine Months Ended
                                                                        October 31,                  October 31,
                                                                           1999                         1998
                                                                        ----------                   ----------
Supplementary disclosures of cash flow information
Cash paid during the year:
   Interest                                                             $ 1,174,777                  $   420,590
   Income taxes                                                              17,924                          800

Noncash investing and financing activities:
   Professional services and the purchase of inventory
     financed through issuance of stock                                   2,908,582                      141,067
   Liabilities converted to preferred stock                               1,187,334                            -
   Notes receivable from sale of assets                                     830,000                            -
   Preferred stock dividends                                                266,037                            -

For acquisitions and divestiture consummated during the nine months ended October 31, 1999 and October 31, 1998, (including post closing adjustments) the Company paid $167,036 and $713,743, respectively, net of cash acquired. In conjunction with the acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired                                        $ 1,614,929                  $ 5,587,502
   Cash paid                                                               (167,036)                    (713,743)
   Note payable issued                                                            -                   (2,765,159)
   Common stock issued                                                     (641,394)                  (1,895,755)
   Preferred stock issued                                                (1,251,174)                           -
   Goodwill                                                               4,172,469                    1,985,951
                                                                        -----------                  -----------
       Liabilities assumed                                              $ 3,727,794                  $ 2,198,796
                                                                        ===========                  ===========

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

The consolidated balance sheet as of October 31, 1999, the consolidated statement of operations for the three and nine months ended October 31, 1999 and 1998, and the consolidated statement of cash flows for the nine months ended October 31, 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1999.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of October 31, 1999, the results of operations for the three and nine months ended October 31, 1999 and 1998, and cash flows for the nine months ended October 31, 1999 and 1998. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

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

On March 31, 1999, the Company acquired Video Galaxy, Inc. ("Video Galaxy") from the shareholders of Video Galaxy, in a transaction structured as a reverse triangular merger, with a newly formed subsidiary of Video City merging into Video Galaxy. Video Galaxy owned and operated 15 retail video stores in Connecticut and Massachusetts. The purchase price consisted of (i) 344,000 shares of Video City Common Stock (subject to post-closing adjustments, if any) and (ii) assumption and payment of indebtedness of Video Galaxy by the Company in the amount of $4,833,000 (of which approximately $1,757,000 was paid off by the Company at closing and $2,000,000 was converted into 2,000 shares of the Company's Series D Convertible Redeemable Preferred Stock and 500,000 warrants with an exercise price of $3.00 per share). The payoff of indebtedness at closing was provided by proceeds obtained from a note payable to an existing creditor of the Company.

3.  Divestiture of Stores

On July 26, 1999, the Company sold the assets of 49 of its Videoland retail video stores located in the states of Washington and Oregon to Blockbuster, Inc ("Blockbuster"). The aggregate purchase price for the sale of the 49 stores was approximately $14 million in cash, and approximately $2 million in notes receivable which are subject to the transfer of assets of the four additional Videoland stores and to certain post closing adjustments. The Company recognized the gain on the sale of approximately $1.9 million on July 26, 1999, which includes the four additional Videoland stores, which were transferred on August 30, 1999.

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

On June 2, 1999, the Company issued 303 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to The Value Group, LLC in consideration for cancellation of trade payables owed by the Company to The Value Group, LLC in the amount of $303,000. On July 13, 1999, the Company issued 100 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to DAZ Systems, Inc. in consideration for the cancellation of trade payables owed by the Company to DAZ Systems, Inc. in the amount of $100,000. The shares of Series C Preferred Stock are convertible into the Company's Common Stock at a conversion price of $2.00 per share.

On June 11, 1999, the Company issued 2,000 shares of the Company's Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share, to International Video Distributors, LLC ("IVD") and Common Stock Purchase Warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. IVD cancelled outstanding trade payables in the amount of $2,000,000 owed by the Company to IVD. Each share of Series E Preferred Stock is convertible into a number of shares of Common Stock determined by dividing $1,000 by the conversion price in effect on the conversion date. During certain periods, the conversion price is equal to the market price of the Company's Common Stock and ranges between $1.60 and $3.00; after such period, the conversion price is equal to $3.00.

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

On August 3, 1999, three of the Company's investors converted 2,500 shares of the Company's Series AA Convertible Redeemable Preferred Stock, $100 stated value per share, to Common Stock at a conversion rate of 50 shares of Common Stock for one share of Series AA Preferred Stock.

On August 8, 1999, International Video Distributors, LLC, converted 400 shares of the Company's Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Common Stock at a conversion rate of 625 shares of Common Stock for one share of Series E Preferred Stock.

On September 9, 1999, the Company issued 56 shares of the Company's Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Interstate Personnel, Inc., in consideration for cancellation of trade payables owed by the Company to Interstate Personnel, Inc., in the amount of $56,000. Each share of Series E Preferred Stock is convertible into a number of shares of Common Stock determined by dividing $1,000 by the conversion price in effect on the conversion date. During certain periods, the conversion price is equal to the market price of the Company's Common Stock and ranges between $1.60 and $3.00; after such period, the conversion price is equal to $3.00.

On September 17, 1999, International Video Distributors, LLC, converted 200 shares of the Company's Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Common Stock at a conversion rate of 625 shares of Common Stock for 1 share of Series E Preferred Stock.

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

On August 3, 1999, September 1, 1999 and October 4, 1999 the Company issued 25,215, 46,216 and 48,944 shares of the Company's Common Stock, respectively, to two holders of the Company's Series B Convertible Redeemable Preferred Stock as stock dividends with respect to the Series B Preferred Stock.

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

                                                               For the three months ended October 31,
                                         ------------------------------------------------------------------------------------
                                                          1999                                         1998
                                         --------------------------------------       ---------------------------------------
                                                                      Per-share                                     Per-share
                                            Income        Shares       amount           Income          Shares       amount
                                         -----------    ----------    ---------       -----------     ---------     ---------
Basic EPS
Income (loss) available to common
stockholders                             $(6,801,871)   14,823,823     $(0.46)        $(1,163,816)    12,140,487     $(0.10)
Effect of Dilutive Securities:
   Incremental shares from outstanding
   Common stock options, warrants, and
   Preferred stock                                 -             -          -                   -                         -
                                         -----------    ----------     ------         -----------     ----------     ------
Diluted EPS
Income (loss) available to common
stockholders                             $(6,801,871)   14,823,823     $ (.46)        $(1,163,816)    12,140,487     $(0.10)
                                         ===========    ==========     ======         ===========     ==========     ======

                                                               For the three months ended October 31,
                                         -----------------------------------------------------------------------------------
                                                          1999                                         1998
                                         --------------------------------------         ------------------------------------
                                                                      Per-share                                    Per-share
                                            Income         Shares       amount           Income        Shares        amount
                                         ------------    ----------   ---------         ---------    -----------   ---------
Basic EPS
Income (loss) available to common
stockholders                             $(10,687,080)   14,152,717     $(0.76)         $780,972     11,419,984      $0.07
Effect of Dilutive Securities:
   Incremental shares from outstanding
   Common stock options, warrants, and
   Preferred stock                                  -             -          -                 -        493,487          -
                                         ------------    ----------     ------          --------     ----------      -----
Diluted EPS
Income (loss) available to common
stockholders                              (10,687,080)   14,152,717     $(0.76)         $780,972     11,913,471      $0.07
                                         ============    ==========     ======          ========     ==========      =====

All outstanding common stock options, warrants, and preferred stock were not included in the computations of diluted earnings per share because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.

7.  Deferred Tax Assets

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At January 31, 1999, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Due to the pending acquisitions, management cannot determine if it is more likely than not that future taxable income will be sufficient to realize all of the deferred tax asset generated in the last two current quarters. Accordingly, a valuation allowance has been established against losses generated in the last two quarters.

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


Results of Operations

Three months and nine months ended October 31, 1999 compared to the three months and nine months ended October 31, 1998.

Revenues

Rental revenue and product sales for the three months and the nine months ended October 31, 1999 totaled $8,723,038 and $36,241,069, compared to $4,832,902 and $14,290,297 for the three months and nine months ended October 31, 1998.
The increase in revenue for the three months and nine months ended October 31, 1999 was $3,890,136 or 80% and $21,950,772 or 154% compared to the corresponding periods ending October 31, 1998.

Of the 92 stores, 76 stores were acquired on December 28, 1998, one store was acquired on March 26, 1999, and 15 stores were acquired on March 31, 1999. As of October 31, 1999, the Company was operating 77 stores after selling 49 stores to Blockbuster on July 26, 1999, and closing 13 under-performing stores during September and October of 1999. Same store revenues for the three months and nine months ended October 31, 1999 increased by approximately 4.84% and 5.08%, compared to the same periods ending October 31, 1998. At October 31, 1999 the Company operated 77 stores in 10 states compared to 52 stores in 4 states at October 31, 1998. The Company had no management fee income for the three months and nine months ended October 31, 1999, compared to $59,800 and $116,133 for the three months and nine months ended October 31, 1998. The decrease resulted from the reduction in the number of managed stores from two to none.

Store Operating Expenses

Store operating expenses for the three months and the nine months ended October 31, 1999 totaled $5,849,472 and $22,905,007, as compared to $3,086,513 and
$7,517,466 for the three months and nine months ended October 31, 1998. Store operating expenses increased by $2,762,959 or 90% and $15,387,541 or 205% for the three months and nine months ended October 31, 1999 as compared to the corresponding periods ending October 31, 1998. The increase in store operating expenses was primarily due to the acquisition of 92 stores since October 31, 1998, partially offset by the disposition of 49 stores since July 26, 1999. Store operating expenses as a percentage of total revenue for the three months and nine months ended October 31, 1999 were 67% and 63% compared to 64% and 53% for the corresponding periods ending October 31, 1998. The increase in store operating expenses as a percentage of revenue for the nine months ended October 31, 1999 compared to the nine months ended October 31, 1998 was primarily due to assimilation, payroll, training, and occupancy costs associated with the 76 stores acquired on December 28, 1998 and the 15 stores acquired on March 31, 1999.

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory for the three months and nine months ended October 31, 1999 totaled $928,953 and $4,434,986, compared to $642,278 and $1,805,657 for the three months and nine months ended October 31, 1998. Amortization of videocassette rental inventory increased by $286,657 or 45% and $2,629,329 or 146% for the three months and nine months ended October 31, 1999 as compared to the corresponding periods ended October 31, 1998. The primary reason for the increase in the amortization of videocassette rental inventory was the increase in inventory due to the acquisition of 92 stores since October, 1998, partially offset by the decrease in inventory after the sale of 49 stores to Blockbuster, Inc. on July 26, 1999. Amortization of videocassette rental inventory as a percentage of revenue for the three months and nine months ended October 31, 1999 were 10.6% and 12.2%, compared to 13.3% and 12.6% for the corresponding periods ended October 31, 1998.

Cost of Product Sales

Cost of product sales for the three months and nine months ended October 31, 1999 totaled $2,140,979 and $6,496,760 compared to $890,955 and $2,174,651 for the three months and nine months ended October 31, 1998. Cost of product sales increased by $1,250,024 or 140% and $4,322,109 or 199% for the three months and nine months ended October 31, 1999 as compared to the corresponding periods ended October 31, 1998. The increase in the cost of product sales for the three months and nine months ended October 31, 1999 was primarily due to aggregate growth in videocassette, concession, and accessory sales of 43% and 72% as compared to the corresponding periods ended October 31, 1998.

Cost of Leased Product

Cost of leased product for the three months and nine months ended October 31, 1999 totaled $1,562,097 and $3,713,689, compared to $585,968 and $1,292,854 for the three months and nine months ended October 31, 1998. Cost of leased product increased by $976,129 or 167% and $2,420,835 or 187% for the three months and nine months ended October 31, 1999 as compared to the corresponding periods ended October 31, 1998. The increase to cost of leased product was primarily attributable to the acquisition of 92 stores since October 31, 1998, partially offset by the sale of 49 stores to Blockbuster, Inc. on July 26, 1999. Cost of leased product as a percentage of total revenue was 17.9% and 10.2% for the three months and nine months ended October 31, 1999 compared to 12.1% and 9% for the corresponding periods ended October 31, 1998. Cost of leased products as a percentage of total revenue for the three months ended October 31, 1999 increased due to a greater number of stores participating in the revenue sharing (the Company and its suppliers share in the revenue generated from the leased products) arrangement. Cost of leased product as a percentage of revenue remained fairly constant for the nine months ending October 31, 1999 as compared to the corresponding period ended October 31, 1998.

General and Administrative Expenses

General and administrative expenses for the three months and nine months ended October 31, 1999 totaled $2,722,220 and $8,174,237, compared to $1,113,314 and
$2,563,873 for the three months and nine months ended October 31, 1998. General and administrative expenses increased by $1,608,906 or 145% and $5,610,364 or 219% for the three months and nine months ended October 31, 1999 as compared to the corresponding periods ended October 31, 1999. The increase for the three months and nine months ended October 31, 1999 was primarily due to additional costs incurred to support the 92 stores acquired since October 31, 1999, partially offset by the sale of 49 stores to Blockbuster, Inc. on July 26, 1999. General and administrative expenses as a percentage of revenues were 31.2% and 22.6% for the three months and nine months ended October 31, 1999 compared to 23% and 17.9% for the corresponding period ended October 31, 1998. The increase in general and administrative expenses as a percentage of revenue was attributable to the Company's anticipation of a potential merger with West Coast Entertainment Corporation, and the additional resources that will be required to complete the acquisition.

Store Closure Expenses

During September and October of 1999, the Company closed 13 under-performing stores and incurred $1,345,400 of store closure expenses. The majority of expenses associated with the closure of these stores included rent, utilities, field management, inventory transfer and payroll expenses.

Gain on Sale of Assets

Gain on sale of assets for the three months and nine months ended October 31, 1999, resulted from the sale of 49 stores sold to Blockbuster, Inc. on July 26, 1999. The Company reported a $1.5 million gain for the nine months ended October 31, 1999, which included a $1.9 million gain recognized during the quarter ended July 31, 1999, and a $.383 million loss which resulted from the disposal of leased inventory associated with the sold stores.

Interest Expense

Interest expense for the three months and nine months ended October 31, 1999 totaled $462,100 and $1,744,862, compared to $324,953 and $647,053 for the three months and nine months ended October 31, 1998. Interest expense increased by $137,147 or 42% and $1,097,809 or 170%, for the three months and nine months ended October 31, 1999 as compared to the corresponding periods ended October 31, 1998. The increase in interest expense was primarily due to the increased level of borrowings under the Company's credit facility.

Income Taxes

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At January 31, 1999, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Due to the pending acquisitions, management cannot determine if it is more likely than not that future taxable income will be sufficient to realize all of the deferred tax asset generated in the last two current quarters. Accordingly, a valuation allowance has been established against losses generated in the last two quarters.

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

Videocassette rental inventory is accounted for as a non-current asset under generally accepted accounting principles because it is not an asset that is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of this asset as non-current excludes it from the computation of working capital. The acquisition cost of videocassette rental inventory, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a non-current asset, the Company anticipates that it will operate with a working capital deficit during the fiscal year ending January 31, 2000.

The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, the net proceeds from the possible sale of debt or equity securities, bank credit facilities, trade credit, and equipment leases. On December 28, 1998, the Company and its subsidiaries entered into a Loan and Security agreement with BankBoston providing for a $30 million revolving credit facility secured by all of the assets of Video City and its subsidiaries. The BankBoston credit facility replaced the Company's previous loan facility. The loan agreement provides for a maturity date of December 29, 2001 and a per annum interest rate equal to either (a) the base rate announced from time to time by BankBoston, N.A. plus 0.5 percent or (b) LIBOR plus 3.0 percent, at Video City's election. In addition, the Company is obligated to pay various fees in connection with the credit facility. The amount available for borrowing under the line of credit is determined by deducting the Company's principal balance of the line of credit from its borrowing base. The borrowing base is determined by multiplying the applicable inventory advance rate by the number of units of the acceptable inventory, net of reserves. The agreement provides for various financial reporting and financial performance covenants that require the Company to meet or exceed certain financial ratios on a monthly basis. Due to the Company not meeting some of the financial covenants as required, the Company requested and has been granted waivers by BankBoston for the quarters ended April 30, 1999 and July 31, 1999. On September 23, 1999, the Company entered into a forebearance agreement with BankBoston that amended the terms of the Loan Agreement and revised the financial performance covenants of the Loan Agreement and contained weekly covenant requirements. From November 17, 1999 through November 30, 1999, the Company did not meet the financial performance covenants as set forth in the forebearance agreement. As a result of not meeting the financial covenants, the interest rate on the loan was increased from .5% plus prime to the default rate of interest of 3% plus prime. The forbearance agreement also provides that the aggregate balance of the loan shall be temporarily limited to $10,500,000. The Company has reclassified the senior secured revolving credit facility to current liability. BankBoston, at its discretion, is continuing to make advances in accordance with the Loan Agreement despite the default of the aforementioned forebearance agreement. There can be no assurance, however, that BankBoston will continue to make advances in the future under the terms of the Loan Agreement.

As of October 31, 1999 the total outstanding balance under the BankBoston credit facility was $9,959,112 and the availability on the credit facility was approximately $12,106. As of December 15, 1999, the total outstanding balance under the BankBoston credit facility was $10,242,404 and the availability on the credit facility was approximately $144,904. The Company currently intends to finance future acquisitions with funds from borrowings, through assumption of liabilities by the Company and net proceeds from possible debt or equity financing. There can be no assurance that such financing will be available to the Company.

The Company has outstanding indebtedness in the aggregate amount of $3,105,141 with certain of the Company's key suppliers that reached maturity in July 1999 and are now overdue. The debt agreements with the key suppliers provide for increased interest rates and penalty payment of 8% during the periods of default. Although there can be no assurances, the Company anticipates that it will be able to extend the maturity dates of such indebtedness. The Company has outstanding indebtedness in the aggregate amount of $1,681,468 with one of the Company's key suppliers and several other affiliates that reach maturity in January and February 2000. The Company has defaulted on the monthly payments and will be subject to increased interest rates. Although there can be no assurances, the Company anticipates that it will be able renew the agreement with the key supplier on favorable terms before the maturity and repay the outstanding balance to the affiliates before the maturity date.

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

On July 26, 1999, the Company sold the assets of 49 of its Videoland retail video stores located in the states of Washington and Oregon to Blockbuster, Inc. The aggregate purchase price for the sale of the 49 stores is approximately $16 million in cash, of which $15.3 million was received as of August 30, 1999. The net proceeds from the sale of assets were utilized to pay down the Company's Senior Credit Facility.

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

The consummation of the Merger is subject to certain terms and conditions set forth in the Merger Agreement, including the obtaining or arranging of financing, the approval by the stockholders of the Company and West Coast, certain regulatory approvals and the approval by creditors and other third parties. There can be no assurance that the Merger with West Coast will be consummated. In the event that the financing is not obtained and the merger is not consummated the Company may restructure its operations and consider future divestitures.

The Company has retained the services of R.W. Pressprich & Co. to act as the Company's private placement agent in connection with the financing of the West Coast Merger. The Company intends to use the net proceeds of the debt financing to refinance certain of the creditors and vendors of the Company and West Coast, and to pay the costs and expenses of the Merger. There can be no assurances that the Company will be successful in obtaining such financing.

Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations. The carrying value of the Company's bank debt approximates fair value at October 31, 1999 and 1998 since the note related thereto substantially bears interest at a floating rate based upon the lenders' "prime" rate. The carrying value of the notes receivable approximate fair market value.

Cash Flows

Nine Months Ended October 31, 1999 Compared to the Nine Months Ended October 31, 1998

The increase in net cash used in operating activities of $2,510,879 for the nine months ended October 31, 1999 compared to the nine months ended October 31, 1998 was primarily due to the decrease accrued expenses partially offset the increase in merchandise inventories, accounts receivable and accounts payable. Net cash provided by investing activities increased by $9,717,346 for the nine months ended October 31, 1999 compared to the nine months ended October 31, 1998, primarily due to the increase in the proceeds from the sale of fixed assets, partially offset by the increase in the purchases of videocassette rental inventory and fixed assets. Net cash used in financing activities increased $7,400,673 for the nine months ended October 31, 1999 compared to the nine months ended October 31, 1998 primarily due to the increase in the repayment of the revolving credit facility, partially offset by the proceeds from the issuance of debt.

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

                                    PART II.
                               OTHER INFORMATION

Item 1.   Legal Proceedings

On October 4, 1999, TLA Entertainment Group, Inc. and the six stockholders of TLA filed a complaint against the Company in the United States District Court in the Eastern District of Pennsylvania. The complaint asserts a cause of action for breach of a merger agreement entered into by TLA and the Company in June 1999 and seeks unspecified compensatory damages including lost profits and costs and expenses. By written notice provided to the Company, TLA terminated the merger agreement on October 1, 1999. TLA owns and operates six retail video stores in Pennsylvania and New York. The Company is vigorously contesting this matter and is unable to predict the likelihood of an unfavorable outcome or a range of potential loss, if any, at this time.

Item 2.   Changes in Securities and Use of Proceeds

On August 3, 1999, the Company issued 70,000 shares of the Company's Common Stock to a former employee of Videoland, Inc. in consideration for certain services provided by the former employee of Videoland, Inc.

On August 8, 1999, the Company issued 30,800 shares of the Company's Common Stock to a vendor, in consideration for fixed assets acquired by the Company.

On September 9, 1999, the Company issued 56 shares of the Company's Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Interstate Personnel, Inc., in consideration for cancellation of trade payables owed by the Company to Interstate Personnel, Inc., in the amount of $56,000. Each share of Series E Preferred Stock is convertible into a number of shares of Common Stock determined by dividing $1,000 by the conversion price in effect on the conversion date. During certain periods, the conversion price is equal to the market price of the Company's Common Stock and ranges between $1.60 and $3.00; after such period, the conversion price is equal to $3.00. The Company also issued warrants to purchase 5,000 shares of Common Stock at an exercise price of $2.00 per share to Interstate Personnel, Inc.

On September 24, 1999, the Company issued 5,000 shares of the Company's Common Stock to the property owner of one of the Company's rental properties in consideration of accrued occupancy costs. The Company also issued warrants to purchase 50,000 shares of Common Stock at an exercise price of $2.00 per share to another property owner in consideration of accrued occupancy costs.

On October 27, 1999, the Company issued 1,750 shares of the Company's Common Stock to a vendor in consideration for product purchased.

Item 3.   Default Upon Senior Securities

In December 1998, the Company and its Subsidiaries established a $30 million revolving credit facility with BankBoston Retail Finance Inc., pursuant to a loan and security agreement. On September 10, 1999, the Company entered into a forebearance agreement with BankBoston that amended the terms of the loan agreement and revised the financial performance covenants of the Loan Agreement and contained weekly covenant requirements. From November 17, 1999 through November 30, 1999, the Company did not meet the financial performance covenants as set forth in the forebearance agreement. BankBoston, at its discretion, is continuing to make advances in accordance with the Loan Agreement despite the default of the aforementioned forebearance agreement. There can be no assurance, however, that BankBoston will continue to make advances in the future under the terms of the Loan Agreement.

As of October 31, 1999 the total outstanding balance under the BankBoston credit facility was $9,959,112 and the availability on the credit facility was approximately $12,106. As of December 15, 1999, the total outstanding balance under the BankBoston credit facility was $10,242,404 and the availability on the credit facility was approximately $144,904.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Numbers                   Description
-------                   -----------

10.1 Forbearance Agreement, dated September 10, 1999, by and between the Company and BankBoston Retail Finance, Inc.

27         Financial Data Schedule

(b)  Reports on Form 8-K:
     -------------------

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

On August 11, 1999, the Company filed a Current Report on Form 8-K, dated August 6, 1999,describing terms of the Common Stock of the Company, so that it may be incorporated by reference into other filings that the Company may make, including but not limited to, registration statements on Forms S-3 and S-8.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VIDEO CITY, INC.

Date:  December 20, 1999                  /s/ Robert Y. Lee
                                          -----------------
                                          Robert Y. Lee
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date:  December 20, 1999                  /s/ Timothy J. Denari
                                          ---------------------
                                          Timothy J. Denari
                                          Chief Financial Officer
                                          (Principal Financial Officer)