Form 10-K405
period 2000-01-31
VIDEO CITY INC
filed 2000-05-15
CIK 773135

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
 (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2000

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________.

                        Commission File Number:  0-14023

                                VIDEO CITY, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                     95-3897052
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

 9998 Global Road, 2/nd/ Floor, Philadelphia, Pennsylvania        19115
                (Address of principal executive offices)        (Zip Code)


                                (215) 856-2560
             (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.01 par value per share
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES     X        NO _________
                                               ----------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      YES     X        NO _________
                               ----------

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of May 10, 2000, was approximately $2,882,573. The number of shares of common stock outstanding as May 10, 2000 was 16,107,998 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      X
            -----------

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

                                     PART I


ITEM 1.   BUSINESS

General

     Video City, Inc. ("Video City" or the "Company") owns and operates several chains of retail video specialty stores and, measured in growth rates, was one of the fastest growing publicly-held retail video specialty store companys in the United States in 1998. As part of its strategic plan of acquisition, during the period from March 1998 through March 1999 the Company grew through ten separate acquisitions from 18 stores in California to more than 130 video stores located in 12 states. In July and August 1999, the Company sold 49 stores in Oregon and Washington to Blockbuster, Inc. Currently, the Company owns and operates 74 strategically located stores. The Company is planning to acquire, through a merger, West Coast Entertainment Corporation ("West Coast"), which owns and operates 233 video stores and franchises 80 video stores, primarily in the Atlantic corridor between Philadelphia and Boston. See "Recent Developments."

     On March 3, 2000, Video City and West Coast entered into a Management Agreement, pursuant to which Video City manages and operates West Coast's business until the closing of the proposed merger between Video City and West Coast. See "Recent Developments."

     Video City's predecessor was founded in 1990 by Chairman and Chief Executive Officer, Robert Y. Lee, for the purpose of developing a chain of retail video specialty stores. In January 1997, this predecessor company merged into Prism Entertainment Corporation, a publicly traded company incorporated in Delaware, which concurrently changed its name to Video City, Inc.

     The Company's predecessor, Lee Video City, Inc. ("Lee Video City"), was formed as a California corporation in February 1990 for the purpose of developing a chain of retail video specialty stores. In January 1997, Lee Video City, Inc. merged with and into Prism Entertainment Corporation, a Delaware corporation incorporated in January 1984 ("Prism"), and the surviving Delaware corporation changed its name to "Video City, Inc." As a result of the Company's sale of its library of 47 feature films and other film properties in March 1998, the Company's sole business is the ownership and operation of video specialty stores. The Company's principal executive offices were located at 370 Amapola Avenue, Suite 208, Torrance, California 90501. In March 2000, concurrent with the execution of the Management Agreement, the Company relocated its corporate offices to 9998 Global Road, 2/nd/ Floor, Philadelphia, Pennsylvania, 19115 and its new telephone number is (215) 856-2560.

Developments During Fiscal 2000

     During fiscal 2000, the Company acquired Video Galaxy, Inc. ("Video Galaxy") from the shareholders of Video Galaxy, in a transaction structured as a reverse triangular merger, with a newly formed subsidiary of Video City merging into Video Galaxy. Video Galaxy owned and operated 15 retail video stores in Connecticut and Massachusetts. The purchase price consisted of (i) 344,000 shares of Video City Common Stock and (ii) assumption and payment of indebtedness of Video Galaxy by the Company in the amount of $4,833,000 (of which approximately $1,757,000 was paid off by the Company at closing and $2,000,000 was converted into 2,000 shares of the Company's Series D Convertible Redeemable Preferred Stock and 500,000 warrants with an exercise price of $3.00 per share). The payoff of indebtedness at closing was provided by proceeds obtained from a note payable to an existing creditor of the Company.

     On July 26, 1999, the Company sold the assets of 49 of its Videoland retail video stores located in the states of Washington and Oregon to Blockbuster, Inc
("Blockbuster").   The aggregate purchase price for the sale of the 49 stores was approximately $14 million in cash, and approximately $2 million in notes receivable which were subject to the transfer of assets of the four additional
Videoland stores and to certain post closing adjustments.   The Company
recognized the gain on the sale of approximately $1.4 million on July 26, 1999, which includes the four additional Videoland stores, which were transferred on August 30, 1999.


Recent Developments

     Pending merger - On August 1, 1999, the Company and West Coast Entertainment Corporation, entered into an Agreement and Plan of Merger ("Pending Merger") (Refer to the bank term sheet and capital reorganization in the Agreement and Plan of Merger filed as exhibit 10.12). West Coast owns and operates 233 video stores and franchises 80 video stores, primarily in the Atlantic corridor between Philadelphia and Boston. Under the terms of the Merger Agreement, upon consummation of the merger, each share of West Coast common stock will be converted for no less than 0.25 and no more than .333 share of Video City common stock. In addition, each share of West Coast common stock will receive .05 share of Video City Series F convertible redeemable preferred stock. The merger will be accounted for as a purchase. The consummation of the merger, is subject to certain terms and conditions set forth in the Merger Agreement, including the approval of the transactions by the shareholders of Video City and West Coast and approval by creditors and other third parties.

     Management agreement - On March 3, 2000, Video City and West Coast Entertainment Corporation ("West Coast") entered into a Management Agreement, pursuant to which Video City will manage and operate West Coast's business until the closing of the proposed merger between Video City and West Coast. The Management Agreement provides that West Coast shall pay management fees for Video City's management services in an amount equal to certain percentages of gross revenues actually collected from the West Coast business less all costs and expenses of West Coast incurred and paid in the ordinary course of business. Under the Management Agreement, the management fee paid to Video City, in no event shall be less than $400,000 per calendar month. West Coast may terminate the Management Agreement on or after August 31, 2000. Concurrent with the execution of the Management Agreement, the directors and executive officers of West Coast resigned and Video City moved its principal executive offices from Torrance, California to Philadelphia, Pennsylvania.

     Restructuring - In March 2000, after entering into the Management Agreement with West Coast and in anticipation of the proposed merger between the Company and West Coast, the Company's management, in an effort to improve the performance of its operations, decided to move its corporate facility and streamline its corporate expenses. As a result of restructuring its operations, the Company will recognize a charge of approximately $1.5 million in the first quarter of fiscal 2001. The restructuring charge will mainly consist of severance obligations to employees, lease liability for the executive offices in Torrance, California, and a non-cash write down of leasehold improvements for the Torrance facility.

     Divestiture of stores - The Company is negotiating the sale of a significant number of its stores and is entertaining several offers. The stores for sale were strategically selected, to concentrate the Company's operations in efficient geographic areas. The anticipated proceeds from the divestiture will be used to eliminate the Company's indebtedness to its credit facility and to improve its liquidity and working capital. In addition, under the Pending Merger and Management

Agreement with West Coast, the Company is currently negotiating to divest a number of West Coast's video stores, with the anticipated proceeds being used to pay the cash portion necessary to complete the restructuring of West Coast's indebtedness and the merger. The Company believes that the successful implementation of these plans will permit the merger to proceed and will result in a stronger combined company. There can be no assurance that these objectives can be successfully completed or that the resultant company will be profitable.


Industry Overview

     Video Retail Industry. According to Paul Kagan Associates, the U.S. videocassette and DVD rental and sales industry grew from $17.1 billion in revenue in 1998 to a projected $18.5 billion in 1999 and is projected to reach $22.8 billion in 2005. Paul Kagan Associates estimates that, in 1999, 85.9 million, or 85.9%, of the 100 million total U.S. television households owned a VCR. The number of VCRs that were sold in the United States in 1999 was estimated by Paul Kagan Associates to be 20.5 million, which represents the largest number of VCRs sold in any single year. In addition, the Consumer Electronics Manufacturers Association estimates that about 4.1 million DVD players were sold to dealers in the United States during 1999. According to Paul Kagan Associates, the VCR and DVD markets will continue to grow as the number of multi-VCR households is expected to increase from 39.7 million in 1999 to 51.4 million by 2005 and the number of DVD households is projected to reach 31.0 million in 2005.

     As part of its Annual Report on the Home Video Market 1998, the Video Software Dealers Association revealed that each week some 50 million consumers make a trip to a video store, and almost 60% of the U.S. households owning at least one VCR rent videos at least a couple of times each month. We believe that the following factors, among others, make video rental a preferred medium of entertainment for millions of customers:

 .  the opportunity to browse among a very broad selection of movies;

 . the control over viewing, such as the ability to control start, stop, pause, fast-forward and rewind; and

 . the opportunity to entertain one or more people at home for a reasonable price.

     In addition, a significant competitive advantage that our industry currently enjoys over most other movie distribution channels except theatrical release is the early timing of our distribution "window." After the initial theatrical release, studios make their movies available to video stores for a specified period of time. This window is exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television. The current length of the window for video stores varies, typically ranging from 30 to 90 days for domestic video stores and from 120 to 180 days for international video stores. Thereafter, movies are made sequentially available to television distribution channels.

     The home video industry is highly fragmented. However, the home video industry has experienced consolidation in recent years, as video store chains have gained significant market share from single store operators. In the past two years, there has been about a 14% reduction in the total number of video stores operating in the United States. We believe that small stores and chains in the home video industry will continue to consolidate with national and regional chains and that such consolidation will offer us numerous acquisition opportunities. We believe that there are several competitive advantages in being a growing home video chain, including marketing efficiencies, access to more copies of each videocassette through direct revenue-sharing agreements, sophisticated information systems, and competitive pricing. Even if there is significant consolidation, however, we expect that the home video industry will remain fragmented.

     Movie Studio Dependence on Video Retailing. According to Paul Kagan, total U.S. movie studio and independent supplier revenue in the United States grew at a compound annual rate of 6.2% per year from $11.3 billion in 1995 to $15.2 billion in 1999. Paul Kagan Associates also indicate that the video retail industry is the single largest source of domestic revenue to movie studios and represented approximately $7.4 billion, or 48.5%, of the $15.2 billion of estimated domestic studio revenue in 1999. Of the many movies produced and released by the major studios each year in the United States, relatively few are profitable for the movie studios based on box office receipts alone. The Company believes the consumer is more likely to view "non-hit" movies on rented videocassette than in any other medium because retail video stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of new releases. As a result, retail video stores, including those operated by the Company, purchase movies on videocassette regardless of whether the movies were successful at the box office, thus providing the major movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, the Company believes movie studios are highly motivated to protect this unique and significant source of revenue.

     Rentals versus Sales. Although the video retail industry includes both rentals and sales, the consumer market for prerecorded videocassettes and DVDs has been primarily comprised of rentals. By setting the wholesale prices, movie studios influence the relative levels of videocassette rentals versus sales. Videocassettes released at a relatively high price, typically $60 to $70, are purchased by video specialty stores and are promoted primarily as rental titles. Videocassettes released at a relatively low price, typically $5 to $24 ("sell-through titles"), are purchased by video specialty stores and are generally promoted as both rental and sale titles. In general, movie studios attempt to maximize total revenue from videocassette releases by combining the release of most titles at a high price point to encourage purchase for the rental market, with the release of a relatively few major hits or animated children's classics at sell-through pricing to encourage purchase directly by the consumer at retail. Video specialty stores will purchase sell-through titles for both the rental market and for retail sale. Titles released at a high price are re-released at a lower price six months to one year after the initial release to promote sales directly to consumers. According to Paul Kagan, video rental revenue has increased from $7.4 billion in 1997 to $8.1 billion in 1998 and is expected to increase to $9.7 billion in 2002.

     Revenue Sharing.   Historically, the major studios or their licensees
released movies to video stores at wholesale prices generally between $60 and $70 per videocassette for major theatrical releases that were priced for rental in the United States. The studios still release movies at relatively high wholesale prices unless the movie is subject to a revenue-sharing agreement or a quantity discount program or is designated by the studios as a sell-through movie. The studios attempt to maximize total revenue from newly released video titles by maintaining the high wholesale price during the first four months to one year after a movie is released. Thereafter, in order to promote sales to consumers, the major studios release the movies at a substantially lower price, generally at retail for about $10 to $20 per videocassette.

     Since the late 1980s, revenue-sharing agreements have been available to home video chains and independent video dealers through deals brokered by distributors such as Rentrak Corporation and SuperComm, Inc. More recently, the major studios have entered into revenue-sharing agreements directly with several large video chains. For titles purchased under these agreements, video stores share with the studios an agreed-upon percentage of the video stores' rental revenue for a limited period of time in exchange for minimal fixed payments for the videocassettes by the video stores. This percentage generally declines over a period of weeks following the initial release of the movie. The video stores also agree to take a minimum number of copies of each movie that is released by a studio in any U.S. movie theater. The video stores may also agree to take a minimum number of movies that are not released by a studio in any U.S. movie theater. The revenue-sharing agreements, subject to limitations and exceptions, allow the video stores to sell previously viewed videotapes to their customers.

     Since 1998 a number of studios and video retailers adopted revenue sharing as an alternative to the historical rental pricing structure. Studios began offering retailers more videocassettes for an individual title at substantially lower initial cost in exchange for a share of the rental revenue that those copies generate over their initial release window. This has led to higher rental revenues for the video industry as well as for the studios. In addition, revenue sharing provides the studios an incentive to market these titles which improve revenue generated by increased transactions for both the video industry and the studios.

     We believe revenue-sharing agreements have the following significant benefits to participating video stores:

 . they provide these stores with the opportunity to substantially increase the quantity and selection of newly released video titles that they stock;

 . they increase revenues as a result of the increase in total number of transactions per store and number of videocassettes rented per transaction; and

 . they align the studios' economic interests more closely with the interests of the video stores.

     In addition, we believe that revenue-sharing has increased the revenues received on an annual basis by the studios through increased rental activity on new releases as well as greater distribution and revenues on non-hit movies through minimum output provisions.


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

     Selection, Availability and Customer Service. The Company's goal is to offer a more complete selection and greater availability of popular new releases in an effort to be the customers' preferred store. The Company believes that certain of the Company's promotional strategies such as the periodic guaranteeing of the availability of a popular new release at its stores have been successful in attracting and retaining its customers. The Company permits its customers in many markets to return a videocassette to any of its other store locations and hence provides a convenience not available in other video store chains. In addition, the Company's goal is to place great emphasis on offering its customers excellent service to encourage repeat visits. The Company uses demographic and historical rental data to determine the selection and quantity of videos that will best meet the demands of customers in particular regions or neighborhoods.

     Centralized Real-Time Management. The majority of the stores' point-of-sale systems are directly connected to the Company's centralized management information systems which allows real-time communication and the ability for customers to rent at one location and return at another. In addition the systems infrastructure allows close monitoring of sales and inventory enabling the Company to actively manage its new videocassette purchases and monitor customer demand. The Company periodically redistributes its inventory of videocassettes among its stores to fulfill customer demand without making excessive purchases of popular titles.

     Store Location and Marketing. Most of the Company's superstores are located in high traffic areas providing high visibility and easy access for its customers. The Company believes excellent customer service, a bright, clean and friendly shopping environment and convenient store locations are important to its success. The Company advertises through local television, radio, newspaper and direct mail, and promotes its products through various special programs.

Growth Strategy

     Development Program. In many regions, the Company believes there are significant opportunities for growth. Following the pending merger with West Coast, the Company's strategy is to grow through a combination of owned and operated growth in selected regional markets, acquisitions and the development and rollout of a proprietary licensing program in other markets. Such growth will be the means of expansion in attractive market areas where there are no strong acquisition candidates and where good locations are still available. The licensing program being developed will leverage off the existing infrastructure already in place and is viewed by management as a means to rapidly expand into new markets. Before the completion of the acquisitions in fiscal 1999, the opening of new stores had fueled most of the Company's growth. The Company selected suitable locations, negotiated reasonable leases with the property owners, retained contractors to remodel the interior of the stores into the Company's superstore format, hired and trained store employees, advertised the stores within their trade area, and opened the stores for business.

     Acquisitions. The Company believes the highly fragmented nature of its industry presents the opportunity to acquire strategically located chains that are market share leaders in their trade areas. As part of the Company's acquisition strategy, the Company is planning to merge with a company that owns and operates 233 video stores and franchises 80 video stores See "--Recent Developments" The Company believes that acquiring such clusters of stores can be the most cost-effective means of entering an area, particularly where the acquired chain already occupies desirable locations. The purchase of an existing chain not only enables the Company to leverage its existing infrastructure and achieve economies of scale, but also to immediately utilize the assets of the acquired chain and thus to have an immediate revenue stream. Also, existing chains have an established customer base that tends to reduce the Company's advertising expenses. Through a combination of volume purchase discounts, larger advertising credits, more efficient inventory management and centralized management, the Company believes it is generally able to operate these acquired stores more profitably.

     Future store acquisitions, if any, will be pursued selectively, should attractive opportunities become available. Such acquisitions will be based upon location, quality of operations and financial criteria as determined by the Company to be consistent with its growth strategy.

     Geographic Concentration. The Company's strategy is to concentrate its owned and operated expansion, whether through new store development or acquisitions, in particular geographic areas to maximize operating efficiencies. The Company believes that geographic concentration allows the Company to achieve operating efficiencies in inventory management, marketing and advertising, distribution, training and store supervision.

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

     Video Games. Each of the Company's stores offers from 300 to 1,000 video game cartridges, consisting of 250 to 600 different titles. Revenues generated from game cartridges were on a continuous upward trend from 1992 to 1995. A decline in video game rentals began in 1995 and continued through 1996 due to consumer confusion on the direction of new hardware and formats. Video game rentals improved in 1997 and 1998 based on consolidation of formats by the major suppliers, but showed a decline in 1999 as a result of maturity of the existing platforms. The Company anticipates growth of its video game business and broadening its selection of game cartridges to include successful new formats as they become available and grow in popularity.

     Digital Video Discs. DVDs are an alternative format to VHS tapes that offer consumers digital picture and sound and additional features such as enhanced content and interactivity. The DVD format was introduced in late 1997, and since then more than 6 million DVD players have reportedly been sold. The Company began its rollout of the DVD format in its stores in December 1997 and now carries the format in all of its stores. DVDs have shown to be the fastest growing sell through and rental category introduced by the Company due to high consumer demand and the Company's aggressive merchandising strategy to position the stores to satisfy consumer demand.

     Other Products. In addition to videocassette, videogame and DVD rentals and sales the Company also rents videocassette players and video game players in selected stores and sells a variety of video accessories and confectionery items.

Store Operations and Locations

     The Company's stores range in size from 2,125 square feet to 13,690 square feet and offer between 6,000 to 17,000 videocassettes consisting of from 4,000 to 10,000 different titles. The Company's superstores feature television monitors showing movie previews and promotions of coming attractions and displays posters and stand-up displays promoting movie titles. The Company's stores are open 365 days a year from 10:00 a.m. to 11:00 p.m.

     The Company's management has substantial experience in the video retail industry, including specific expertise in the various geographical areas in which the Company operates its stores. The Company's management actively monitors the inventory, pricing and rental period of movie titles through its comprehensive management information systems. The new release inventory is actively managed, including the redistribution of certain copies to other stores to meet greater demand.

     The following table provides the number of stores in each of the states in which the Company owned and operated retail video stores as of May 10, 2000:

                       Number of
     State               Stores
----------------       ----------
California                27
Connecticut               10
Idaho                      7
Minnesota                  8
Nevada                     5
Iowa                       6
Colorado                   3
Maine                      6
South Dakota               1
Massachusetts              1
                       ----------
   Total                  74
                       ----------

     The Company is negotiating the sale of a significant number of its stores and is entertaining several offers. The stores for sale were strategically selected, to concentrate the Company's operations in efficient geographic areas. The anticipated proceeds from the divestiture will be used to eliminate the Company's indebtedness to its credit facility and to improve its liquidity and working capital.


Suppliers

     The Company has supply agreements with its two major suppliers, Ingram Entertainment Inc. ("Ingram") and Rentrak Corporation ("Rentrak"). The agreement with Ingram requires the Company to purchase, under certain conditions, approximately 80% of its yearly requirements for the video rental, video sell-through, and video game products. The Ingram supply agreement expires on June 30, 2001 unless terminated earlier by Ingram. Pursuant to the revenue sharing agreement with Rentrak, the Company is obligated to pay Rentrak revenue sharing and handling fee payments that are equal to on an annual basis at least 10% of total gross rental revenues. The Rentrak revenue sharing agreement
expires on May 31, 2016.   In October 1999, the Company temporarily ceased
leasing or purchasing product with Rentrak, and is limiting its purchasing with Ingram as a result of leasing product directly from film studios. The Company is in the process of renegotiating terms with both Rentrak and Ingram, which the Company believes will result in a favorable outcome.


Revenue Sharing

     In the fourth quarter of fiscal 2000 and in the first quarter of fiscal 2001, the Company entered into revenue sharing agreements directly with major studios. Under these agreements, studios will supply quantities of specified videocassettes and DVDs, and the video stores share with the studios an agreed upon percentage of the video stores' rental revenue from these products for a limited period of time, usually up to 26 weeks following the initial release of the movie. The revenue sharing agreements, in many cases, also allow the video stores to sell the previously viewed tapes to their customers.

These revenue sharing agreements provide a major competitive advantage for the Company and have the following significant benefits;

 . They provide the opportunity to substantially increase the quantity and selection of newly released video titles in stock and decrease the in-store copy depth problems that have plagued the industry for years;

 . They increase revenues as a result of the increase in total number of transactions per store and number of videocassettes and DVDs rented per transaction;

 .  They allow for significantly increased availability of new release movies;
   and

 . They align the studios' economic interest more closely with the interest of the video stores.


     Revenue sharing allows Video City to purchase rental product at a lower product cost than the traditional buying arrangements, and reduces the shelf
life of each rental product.   As the new business model results in a greater
proportion of rental revenue over a shorter period of time, Video City has changed its method of amortizing the rental library in order to more closely match expenses in proportion with the anticipation revenues to be generated therefrom.


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

     Management Information Systems. It is critically important in video retailing to have accurate and timely information relating to videocassette rentals and sales, individual title performance, customer demographics, shrinkage, overdue rentals and various other financial and operational data. Video City began development of a sophisticated management information system in early 1992 and fully implemented its system in all superstores by mid-1994. The Company has expended significant resources and time over the past decade to insure a comprehensive management information system to support its future growth initiatives and meet revenue-sharing demands. Each superstore uses a point-of-sale system ("POS") where all rental and sales transactions are recorded using scanned bar code information. The management information system electronically communicates real-time data from the POS system of most of the Company's stores and makes the daily sales, inventory and other data immediately available to the Company's management. The Company then uses the data to manage inventory and monitor customer demand and rental trends to maximize each store's profitability. The data also provides individual customer and demographic information which is used for direct marketing to these customers, and is also used for audit and loss prevention purposes. This POS system is a sophisticated and complete system that can be quickly implemented in new stores due to standard file layouts and thorough documented procedures for training and staff utilization.

     Most of the Company's stores' POS systems are linked on a real-time basis, enabling product and customer data to be shared. This sharing allows product to be rented from one store and returned to another while tracking the product through the system. The Company believes it is the only major chain of superstores that actively uses the real-time sharing so customers can rent and return at different locations, and has successfully promoted it to gain market share. The "linked" capability also allows stores to locate rental and sale items which may not be available at one location but are available at another location.

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

Competition

     The video retail industry is highly competitive. The Company competes with other local, regional and national chains, such as Blockbuster Inc. and Hollywood Entertainment Corporation ("Hollywood Entertainment"), and with supermarkets, mass merchants, mail order companies and other retailers. Some of the Company's competitors have significantly greater financial and marketing resources and name recognition, although the Company is generally one of the largest video retailers in most of its geographic markets.

     The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of popular titles available, customer service, and, to a lesser extent, pricing. Most of the Company's stores compete directly with stores operated by Blockbuster and/or Hollywood Entertainment. As a result of direct competition with Blockbuster, Hollywood Entertainment and others, rental pricing of videocassettes and greater availability of new releases may become a more significant competitive factor in the Company's business, which could have an adverse impact on the results of operations of the Company.

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

Seasonality

     The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

Service Marks

     The Company owns a United States federal registration for its service mark "Video City." The Company considers its service mark to be important to its continued success.

Employees

     As of May 10, 2000 the Company had approximately 750 employees of whom approximately 700 were located at the retail stores and the remainder were at the Company's corporate administrative office. The Company is not currently a party to any collective bargaining agreements. The Company believes that its relationships with its employees are generally good.


ITEM 2.   PROPERTIES

     All of the Company's stores are leased pursuant to leases with initial terms ranging from three to ten years, with varying option renewal periods. Most of the leases are "triple net" requiring the Company to pay all taxes, insurance, and common area maintenance expenses associated with the properties. See "Business -- Store Operations and Locations."

     The Company moved its corporate headquarter from Torrance, California to Philadelphia, Pennsylvania. The facility consists of approximately 6,500 square feet of office space and 10,000 square feet of warehouse space. The Company considers its corporate offices and stores to be generally suitable and adequate for their intended purposes.


ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters to a vote of stockholders during the fourth quarter of the fiscal year ended January 31, 2000.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Lee Video City was privately held until its merger with and into Prism on January 8, 1997. Prism's common stock did not have an established public trading market at the time of the merger. Commencing in February 1998, the Company's Common Stock has traded on the NASD Electronic Bulletin Board under the symbol "VDCT.OB" See "Business--General."

     The following sets forth for the periods indicated the high and low sales prices of the Company's Common Stock as reported on the NASD Electronic Bulletin
Board:

                                              High      Low
                                              ----      ---
Fiscal Year Ended January 31, 1999:

          First Fiscal Quarter                $1.500   $0.250

          Second Fiscal Quarter               $1.500   $0.656

          Third Fiscal Quarter                $1.000   $0.200

          Fourth Fiscal Quarter               $1.937   $0.375



Fiscal Year Ended January 31, 2000:

          First Fiscal Quarter                $2.312   $0.812

          Second Fiscal Quarter               $2.687   $1.781

          Third Fiscal Quarter                $1.781   $0.750

          Fourth Fiscal Quarter               $0.960   $0.375



     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     As of May 10, 2000, there were approximately 533 record holders of the Company's Common Stock.

     The Company has not paid cash dividends on its Common Stock since its inception and has no current plans to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to reinvest future earnings, if any, in the development and expansion of its business. The Company's current credit facility prohibits the payment of cash dividends on the Company's Common Stock. Any future determination to pay cash dividends will depend upon the Company's combined results of operations, financial condition and capital requirements and such other factors deemed relevant by the Company's Board of Directors.

     The Company issued 454,720 shares of the Company's Common Stock to various shareholders of the Company's Series B Convertible Redeemable Preferred Stock as stock dividends with respect to the Series B Convertible Redeemable Preferred
Stock ("Series B Preferred Stock").   The stock dividends were issued on monthly
basis commencing in June 1999.

     The Company issued 60,289 shares of the Company's Common Stock to various shareholders as stock dividends with respect to the Company's Series AA Convertible Redeemable Preferred Stock ("Series AA Preferred Stock"). The stock dividends are issued semi-annually in June and November.

     The Company will continue to issue stock dividends to shareholders of Series B Preferred Stock and Series AA Preferred Stock, as specified by the certificates of designation.

Recent Sales of Unregistered Securities

     The Company did not sell unregistered securities in the fourth quarter of fiscal 2000.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected historical financial data for the years ended January 31, 2000, 1999, 1998 and December 31, 1996 and 1995, have been derived from the financial statements. As a result of the reverse acquisition of Prism, the Company changed its fiscal year from December 31 to January 31 effective February 1, 1997. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's financial statements and notes thereto.

                                                                                              Month
                                                        Year  ended January 31,               Ended       Year ended December 31,
                                                                                           January 31,
                                                  2000          1999          1998            1997           1996           1995
                                                  ----          ----          ----            ----           ----          ----
                                                           (In thousands of dollars, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
  Revenues...................................   $ 44,785       $24,436       $10,212        $   940       $11,441          $14,151
  Operating income (loss)....................    (30,001)       (1,263)       (2,423)          (105)         (418)             285
  Net income (loss)..........................    (32,766)           11        (2,976)          (133)          (43)            (586)
  Net income (loss) per share................      (2.29)         0.00         (0.30)         (0.03)        (0.01)           (0.14)
  Weighted average shares used
   in computation............................     14,510        12,091         9,771          4,569         4,234            4,127

OPERATING DATA:
  Number of stores at end of period..........         77           128            18              -            18               29
  Increase (decrease) in same store
   Revenues(1)...............................        6.8%          1.6%          4.4%             -         (1.2)%            (1.9)%




                                                                                             Month
                                                        Year ended January 31,               Ended        Year ended December 31,
                                                                                           January 31,
                                                    2000         1999          1998           1997          1996           1995
                                                    ----         ----          ----           ----          ----           ----
                                                           (In thousands of dollars, except per share and operating data)
BALANCE SHEET DATA:
  Cash and cash equivalents..................   $     24       $   172       $    28        $ 1,247       $    59         $   418
  Rental library(2)..........................      6,223        21,120         2,795          2,127         2,189           3,354
  Total assets...............................     21,294        38,253         6,599         11,080         4,010           7,335
  Credit facility                                  9,770        16,045             -              -             -               -
  Long-term debt, less current portion.......      1,232         1,637         2,043          3,341         5,804            7,954
  Total liabilities..........................     42,770        32,985         7,298          8,844         8,167           11,449
  Stockholders' equity (deficit).............    (21,476)        5,267          (699)         2,236        (4,157)          (4,114)

_____________

(1) The increase (decrease) in same store revenues compares revenues from stores opened and owned by the Company for twelve full months. (Including relocations)
(2) The decrease in rental library is partially attributable to the adoption of an accelerated method of amortizing videocassettes, DVDs and game inventory in the fourth quarter of fiscal 2000.
(3) The Company used the proceeds from the divestiture on 49 stores during fiscal 2000 to reduce the bad debt.

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

     General Business. The Company's revenue consists primarily of rental revenue and product sales revenue. Rental revenue includes revenue from rentals of videos, DVDs, video games, video players and video game machines and extended viewing fees. Product sales revenue are derived from sales of new and used videocassettes and DVDs, including excess rental inventory, concessions and accessory items.

     Operating costs and expenses include operating expenses, cost of product sales, and general and administrative expenses. Operating expenses consist of amortization of videos purchased for rental, fees and lease expenses for leased videos and all store expenses, including occupancy, payroll, store opening expenses and direct store advertising and promotion expenses.

     Rental library, which includes videocassettes, DVDs and video games, is recorded at cost and amortized over its estimated economic life. Effective January 31, 2000, Video City adopted an accelerated method of amortizing its videocassette, DVD and game rental library. Video City has adopted this new method of amortization because it has implemented a new business model, including revenue sharing agreements with film studios, which has dramatically increased the number of videocassettes and DVDs in the stores and is satisfying consumer demand over a shorter period of time. Revenue sharing allows Video City to purchase videocassettes and DVDs at a lower product cost than the traditional buying arrangements, with a percentage of net rental revenues shared with the studios over a contractually determined period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, Video City has changed its method of amortizing the rental library in order to more closely match expenses in proportion with the anticipation revenues generated therefrom.

     Pursuant to the new method, the Company records base stock (generally 3 copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock cost amortized on a straight line basis over 33 months to
an estimated $3 salvage value.    The cost of non base stock ( generally greater
than 3 copies per title for each store) are amortized on an accelerated basis over three months to an estimated $3 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value. Revenue-sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

     The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a non-cash pre-tax charge of approximately $7.1 million to cost of rental revenues in the forth quarter of the fiscal year ended January 31, 2000. The charge represents an adjustment to the carrying value of the rental library due to the new method of amortization.

     Certain videocassettes in the rental inventory are obtained through revenue-sharing agreements with and the film studios. Any handling fees per video are amortized on a straight-line basis over the revenue sharing period, and revenue sharing payments are expensed when incurred.

     Cost of sales and revenue-sharing product are comprised of the cost of videos sold to customers and the cost of concessions and other products sold in the Company's stores. The cost of a video is measured at its amortized basis when sold, if previously used as a rental video, or at the Company's cost if purchased for sell-through, or at a varying basis if a revenue sharing product, depending upon when in the revenue-sharing period it is sold.

     General and administrative expenses are comprised of corporate office expenses, including office equipment and facilities costs, management salaries and benefits, professional fees, merger and acquisition fees, bank and financing fees and all other items of corporate expense.

Year Ended January 31, 2000 Compared to Year Ended January 31, 1999

     Revenues. Revenues for the fiscal year ended January 31, 2000 (fiscal "2000") increased $20,349,000 or 83.3%, to $44,785,000 compared to $24,436,000 for the fiscal year ended January 31, 1999 ("fiscal 1999"). The increase in revenues was primarily attributable to the acquisition of 15 stores on March 31, 1999, the acquisition of 76 stores acquired on December 28, 1998, partially offset by the divestiture of 49 stores to Blockbuster on July 26, 1999 and the closure of 15 under-performing stores during the third and forth quarters of
fiscal 2000.   Even though the Company concluded fiscal 2000 with 77 stores as compared to 128 stores for fiscal 1999, revenues increased due the fact that the weighted average number of stores for fiscal 2000 was 109 stores as compared to
51 stores for fiscal 1999.   Same store revenues for fiscal 2000 increased by
approximately 6.8% compared to fiscal 1999. The Company has no management fee income for fiscal 2000 compared to $607,733 for fiscal 1999. The decrease resulted due to the Company acquiring all stores that it previously managed.

     Store Operating Expenses. Store operating expenses for fiscal 2000 increased $16,275,000, or 119.0%, to $29,950,000 compared to $13,675,000 for fiscal 1999. The increase was primarily attributable to acquisition of 15 stores on March 31, 1999 and the acquisition of 76 stores on December 28, 1998, partially offset by the divestiture of 49 stores to Blockbuster on July 26, 1999, and the closure of 15 under-performing stores in the third and fourth quarter of fiscal 2000. Store operating expenses as a percentage of total revenues were 66.8% for fiscal 2000 compared to 56.0% for fiscal 1999. The increase in store expenses as a percentage of total revenue for fiscal 1999 was primarily due to assimilation, payroll, training, and inventory expenses related to the acquired stores.

     Amortization of Rental Library. Amortization of videocassette rental inventory for fiscal 2000 increased $11,149,000 or 438.6%, to $13,691,000 compared to $2,542,000 for fiscal 1999. The increase was primarily attributable to an increase in rental inventory from the acquisition of 15 stores on March 31, 1999 and the acquisition of 76 stores on December 28, 1998, partially offset by a decrease in rental inventory from the divestiture of 49 stores to Blockbuster on July 26, 1999, and the closure of 15 under-performing stores in the third and fourth quarter of fiscal 2000. In addition, the Company adopted an accelerated method of amortizing its rental inventory in fiscal 2000. Pursuant to the adoption of the new method of amortization, the Company recorded a pre-tax charge of approximately $7.1 million, in the fourth quarter of fiscal 2000. Based on the new amortization method, the Company amortizes base stock (copies 1-3) on an accelerated basis over three months, to $8, with the remaining base stock cost amortized on a straight line basis over 33 months to a salvage value of $3. In fiscal 1999 the Company amortized base on a straight line basis over 60 months to a salvage value of $3. Amortization of videocassette rental inventory as a percentage of total revenue was 30.6% in fiscal 2000 compared to 10.4% in fiscal 1999. The increase was primarily due to the adoption of the accelerated method of amortizing rental inventory, partially offset by a lower proportion of purchased rental inventory versus leased rental inventory in fiscal 2000 compared to fiscal 1999.

     Cost of Product Sales. The cost of product sales for fiscal 2000 increased $5,612,000 or 170.0%, to $8,913,000 compared to $3,301,000 for fiscal 1999.
This increase was directly attributable to aggregate growth in videocassette, DVD, concession and accessory sale of 126% in fiscal 2000 compared to fiscal 1999.

     Cost of Leased Product. Cost of leased product for fiscal 2000 increased $2,887,000 or 207.1%, to $4,281,000 compared to $1,394,000 for fiscal 1999. The increase was primarily attributable to the acquisition of 15 stores on March 31, 1999 and the acquisition of 76 stores on December 28, 1998, partially offset by the divestiture of 49 stores to Blockbuster on July 26, 1999, and the closure of 15 under-performing stores in the third and fourth quarter of fiscal 2000. Cost of leased product as a percentage of total revenue was 9.6% in fiscal 2000 compared to 5.7% in fiscal 1999. The increase as a percentage of total revenue was due to the higher proportion of leased rental inventory versus purchased rental inventory in fiscal 2000 compared to fiscal 1999. In fiscal 2000 the Company entered into direct revenue sharing agreements with film studios, whereby the Company and the film studios will share in the revenue generated from the leased product based on the contractual arrangement. Thus, in fiscal 2000, the Company leased product from both a supplier and film studios, while in fiscal 1999 the Company solely leased product from a supplier.

     General and Administrative. General and administrative expenses for fiscal 2000 increased $9,952,000, or 207.9%, to $14,738,000 compared to $4,786,000 for fiscal 1999. General and administrative expenses as a percentage of total revenues increased to 32.9% in fiscal 2000 compared to 19.6% in fiscal 1999. The increase in general and administrative expenses was attributable to the Company's preparation for the pending merger with West Coast Entertainment Corporation, and the additional resources that will be required to complete the acquisition. The Company incurred significant legal, accounting, financing and other acquisition related costs during fiscal 2000 in order to satisfy the demands of the pending merger, which included restructuring of bank debt, revision of the corporate structure and satisfaction of regulatory requirements. In addition, the Company incurred additional costs for payroll, professional services, and travel to support the addition stores acquired in fiscal 2000 and the stores acquired at the end of the fourth quarter in fiscal 1999.

     Store Closure Expenses.   Between September and December of 1999, the
Company closed 15 under-performing stores and incurred $3,211,000 of store closure expenses.

     Gain on Sale of Assets. Gain on sale of assets in fiscal 2000, resulted from the sale of 49 stores sold to Blockbuster, Inc. on July 26, 1999. The Company reported a $1.4 million gain.

     Interest Expense. Net interest expense increased $2,144,000, or 137.1%, to $3,707,000 compared to $1,563,000 for fiscal 2000. The increase in interest expense was primarily due to the increased level of borrowing under the
Company's credit facility, BankBoston Retail Finance Inc. ("BankBoston").   In
addition,
the Company wrote off the unamortized loan fees related to the BankBoston credit facility when the $30 million revolving credit facility with BankBoston was terminated and replaced with a Forbearance Agreement that limited the credit facility to $10.75 million.

     Other. Other (income) expense increased $(28,000), or 12.6% to $(249,000) for fiscal 2000 compared to $(221,000) for fiscal 1999. In fiscal 1999 other income was due to the receipt of a break-up fee in connection with the acquisition agreement entered into with Planet Video, Inc, while in fiscal 2000, other income was primarily attributable to vending machine sales.

     Income Taxes.   Statement of Financial Accounting Standards No. 109
requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. At January 31, 1999, due to significant acquisitions consummated during the year, the Company determined from its projections, that it is more likely than not that future taxable income would be sufficient to enable the Company to realize its deferred tax assets and had accordingly, reversed the full amount of the valuation allowance. However, at January 31, 2000, due to the pending acquisition with West Coast Entertainment, the losses incurred during fiscal 2000, and the Company's short-term divestiture strategy, management cannot determine it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Accordingly, a full valuation allowance has been established against the deferred tax asset at January 31, 2000.

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

     General and Administrative. General and administrative expenses for fiscal 1999 increased $2,751,000, or 135%, to $4,786,000 compared to $2,035,000 for fiscal 1998. The increase was primarily attributable to incurring additional costs for payroll, professional services, and travel to support the addition of 114 new stores during fiscal 1999. General and administrative expenses as a percentage of total revenues decreased to 19.6% in fiscal 1999 compared to 19.9% in fiscal 1998. The decrease was mainly the result of spreading the corporate expenses over significantly higher revenues for that period.

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

     Interest Expense. Net interest expense increased $1,011,000, or 183%, to $1,563,000 for fiscal 1999 compared to $552,000 for fiscal 1998. The increase in interest expense was primarily due to the increase in borrowings related to the addition of the credit facility entered into with FINOVA Capital Corporation ("FINOVA") in March of 1998. The facility was used primarily to fund the cash portion of the March 25, 1998 and September 30, 1998 acquisitions and to pay off other short term debt. In addition, the Company incurred a write off of the unamortized loan fees related to the FINOVA credit facility when it was paid off on December 28, 1998 with proceeds from the new $30 million revolving credit facility with BankBoston Retail Finance Inc. ("BankBoston").

     Other. Other (income) expense was $(221,000) for fiscal 1999 compared to $0 for fiscal 1998 mainly due to the receipt by the Company of a break-up fee in June 1998 in connection with the acquisition agreement entered into with Planet Video, Inc.

     Income Taxes.   Statement of Financial Accounting Standards No. 109
requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. At January 31, 1998, a valuation allowance for the full amount of the net deferred tax asset in the amount of $2,195,397 was recorded because of pre-fiscal 1998 losses and uncertainties as to the amount of taxable income that would be generated in future years. Due to significant acquisitions consummated during the year, the Company determined from its projections that it was more likely than not that future taxable income would be sufficient to enable the Company to realize its deferred tax assets and accordingly, reversed the full amount of the valuation allowance as of January 31, 1999.

Liquidity and Capital Resources

     The Company funds its short-term working capital needs, including the purchase of videocassettes and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future videocassette and other inventory purchases for its existing stores. There can be no assurance, however, that cash from operations and extended vendor terms will be sufficient to fund future videocassette and inventory purchases.

     Videocassette rental inventory is accounted for as a non-current asset under generally accepted accounting principles because it is not an asset that is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of this asset as non-current excludes it from the computation of working capital. The acquisition cost of videocassette rental inventory, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a non-current asset, the Company anticipates that it will operate with a working capital deficit during the fiscal year ending January 31, 2001.

     The Company has suffered recurring operating losses and has a working capital deficit and a stockholders' deficit at January 31, 2000. The Company is also in default under its debt agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of our Independent Certified Public Accountants contains an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

     On December 28, 1998, the Company and its subsidiaries entered into a Loan and Security agreement with BankBoston providing for a $30 million revolving credit facility secured by all of the assets of Video City and its subsidiaries. The BankBoston credit facility replaced the Company's previous loan facility. The loan agreement provided for a maturity date of December 29, 2001 and a per annum interest rate equal to either (a) the base rate announced from time to time by BankBoston, N.A. plus 0.5 percent or (b) LIBOR plus 3.0 percent, at Video City's election. In addition, the Company is obligated to pay various fees in connection with the credit facility. The amount available for borrowing under the line of credit is determined by deducting the Company's principal balance of the line of credit from its borrowing base. The borrowing base is determined by multiplying the applicable inventory advance rate by the number of units of the acceptable inventory, net of reserves. The agreement provides for various financial reporting and financial performance covenants that require the Company to meet or exceed certain financial ratios on a monthly basis. Due to the Company not meeting some of the financial covenants as required, the Company requested and was granted waivers by BankBoston for the quarters ended April 30,
1999 and July 31, 1999.   On September 23, 1999, the Company entered into a
forbearance agreement with BankBoston that amended the terms of the Loan Agreement and revised the financial performance covenants of the Loan Agreement
and contained weekly covenant requirements.   From November 17, 1999 through
November 30, 1999, the Company did not meet the financial performance covenants
as set forth in the forbearance agreement.   As a result of not meeting the
financial covenants, the interest rate on the loan was increased from .5% plus prime to the default rate of interest of 3% plus prime. The forbearance agreement also provides that the aggregate balance of the loan shall be
temporarily limited to $10,500,000.   On March 9, 2000, the Company entered into
a second Forbearance Agreement with the BankBoston, after the September 10, 1999
Forbearance Agreement expired.   Subject to the terms of the second Forbearance
Agreement, the Credit Facility was limited to $10,750,000, and the financial
performance covenants were revised.   As of May 10, 2000, the Company is in
compliance with the financial performance covenants described in the Forbearance
Agreement dated March 9, 2000.   The Company has reclassified the senior secured
revolving credit facility to current liability.   BankBoston, at its discretion,
is continuing to make advances in accordance with the Loan Agreement.   There
can be no assurance, however, that BankBoston will continue to make advances in the future under the terms of the Loan Agreement.

     On March 3, 2000, Video City and West Coast Entertainment Corporation ("West Coast") entered into a Management Agreement, pursuant to which Video City will manage and operate West Coast's business until the closing of the proposed
merger between Video City and West Coast.   The Management Agreement provides
that West Coast shall pay management fees for Video City's management services in amount equal to certain percentages of gross revenues actually collected from the West Coast business less all costs and expenses of West Coast incurred and paid in the ordinary course of business (in no event should the management fee paid by West Coast to Video City be less than $400,000 per calender month).
West Coast may terminate the Management Agreement on or after August 31, 2000.

     The Company is negotiating the sale of a significant number of its stores
and is entertaining several offers.   The stores for sale were strategically
selected, to concentrate the Company's operations in efficient geographic areas. The proceeds from the divestiture will be used to eliminate the Company's indebtedness to its credit facility and to improve its liquidity and working capital. In addition, under the Pending Merger and Management Agreement with West Coast, the Company is currently negotiating to divest a number of West Coast's video stores, with the proceeds being used to pay the cash portion necessary to complete the restructuring of West Coast's indebtedness and the merger. The Company believes that the successful implementation of these plans will permit the merger to proceed and will result in a stronger combined company. There can be no assurance that these objectives can be successfully completed or that the resultant company will be profitable.

     As of January 31, 2000, the total outstanding balance under the BankBoston credit facility was $9,770,000 and the availability on the credit facility was approximately $270,000. As of May 8, 2000, the total outstanding balance under the BankBoston credit facility was $10,416,000 and the availability on the credit facility was approximately $83,000.

     The Company has outstanding indebtedness in the aggregate amount of $4,862,000 with certain of the Company's key suppliers that reached maturity and are now overdue. The debt agreements with the key suppliers provide for increased interest rates ranging between 12% and 18% and penalty payment of up to 8% during the periods of default. Although there can be no assurances, the Company anticipates that it will be able to extend the maturity dates of such indebtedness.

     On June 14, 1999, the Company issued an aggregate of 2,000 shares of the Company's Series E Convertible Preferred Stock, $1,000 stated value per share, to a supplier, and common stock purchase warrants to purchase 50,000 shares of
the Company's Common Stock at an exercise price of $2.00 per share.    The
suppliers agreed to cancel outstanding trade payables in the amount of $2,000,000 owed by the Company to the supplier.

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

     On July 26, 1999, the Company sold the assets of 49 of its Videoland retail video stores located in the states of Washington and Oregon to Blockbuster, Inc. The aggregate purchase price for the sale of the 49 stores is approximately $16 million in cash, of which $15.3 million was received as of August 30, 1999 and $800,000 was received in December 1999. The net proceeds from the sale of assets were utilized to pay down the Company's Senior Credit Facility.

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

Cash Flows

     Net cash used in operating activities for fiscal 2000 increased by approximately $1,183,000 or 58% compared to fiscal 1999, primarily due to an increase in merchandise inventory and accrued expenses, partially offset by an increase in accounts payable. Net cash provided by investing activities during fiscal 2000 increased by $14,057,000 or 207% compared to fiscal 1999, mainly due to proceeds from sale of assets, partially offset by an increased inventory and fixed assets purchases. Net cash used in financing activities during fiscal 2000 increased by $13,166,000, or 194% compared to fiscal 1999, due to repayments on the BankBoston credit facility, partially offset by the proceeds from the issuance of long term debt and preferred stock.

     Net cash provided by operating activities for fiscal 1999 decreased by approximately $5,002,000 or 168% from fiscal 1998, primarily due to an increase in accounts receivable, merchandise inventory, other assets, and accrued expenses, partially offset by a decrease in notes receivable. Net cash used in investing activities during fiscal 1999 increased by $4,034,000 or 147% compared to fiscal 1998, mainly due to increased inventory and fixed assets purchases to operate a larger number of stores. Net cash provided by financing activities during fiscal 1999 was $8,952,000 compared to net cash used of $1,447,000 during fiscal 1998. The change was mainly due to proceeds received from the BankBoston credit facility, issuance of debt, and issuance of preferred stock, partially offset by repayment of the FINOVA credit facility loan balance.


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


Year 2000 Readiness Disclosure

     Before the rollover of the year from 1999 to 2000, many installed computer systems and software products were coded to accept only two digit date entries and were unable to accept four digit date entries to distinguish 21st century dates from the 20th century dates. As a result, computers systems and software used by many companies prior to the rollover date required upgrading or replacement to comply with such "Year 2000" requirements. The failure of the Company, its vendors, suppliers or other critical third parties with whom the Company conducts business to achieve Year 2000 compliance on a timely basis could materially adversely affect the Company's business, operating results, and financial condition.

     As of May 10, 2000, the Company has not experienced and does not anticipate any material adverse effects on its production equipment, systems or operations as a result of Year 2000 issues. Business is continuing as usual, and internal equipment and systems will continue to be monitored for any likely disruptions. Further, as of May 10, 2000, the Company has not experienced any operational difficulties as a result of Year 2000 issues with its vendors, suppliers or other critical third parties with whom the Company conducts business. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

     Although the transition to the Year 2000 did not have any significant impact on the Company or its equipment, systems and operations, the Company will continue to monitor the impact of the Year 2000 on its equipment and systems and those of its vendors, suppliers and other critical third parties. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

     In the aggregate, the Company has spent approximately $25,000 to address Year 2000 issues and does not anticipate spending any additional material amounts relating to Year 2000 issues.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations. The carrying value of the Company's bank debt approximates fair value at January 31, 2000 and 1999 since the note related thereto substantially bears interest at a floating rate based upon the lenders' "prime" rate.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Schedules:

     The following financial statements of Video City, Inc. (and its predecessor Lee Video City, Inc.) are included in this Report as pages F-1 through F-30 following the signature pages:

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity

     Statements of Cash Flows

     Notes to Financial Statements

     (b) Form 8-K

None in the quarter ended January 31, 2000.

     (c) Exhibits

Numbers                       Description
-------                       -----------

3.1 Certificate of Designations for the Company's Series C Convertible Redeemable Preferred Stock.(1)

3.2 Certificate of Designations for the Company's Series D Convertible Redeemable Preferred Stock.(1)

3.3 Certificate of Designations for the Company's Series E Convertible Preferred Stock.(1)

10.1 Asset Purchase Agreement dated as of April 22, 1999, by and among, the Company, Videoland, Inc. and Blockbuster Inc.(1)

10.2 Agreement of Merger and Plan of Reorganization, dated as of March 30, 1999, by and among the Company, Video Galaxy, Inc., James G. Howard, George M. Peloso and Kurt Peterson (previously filed).(1)

10.3 Debt Conversion Agreement dated as of March 30, 1999, by and among the Company, Rentrak Corporation, Mortco, Inc. and Video Galaxy, Inc.(1)

10.4 Warrant to purchase 500,000 shares of Common Stock, dated as of March 31, 1999, between the Company and Mortco, Inc.(1)

10.5 Form of Option Agreement for directors and executive officers of the Company.(1)

10.6 Form of Indemnity Agreement for directors and officers of the Company.(1)

10.7 Second Modification Agreement, dated as of March 31, 1999, to Loan and Security Agreement by and among the Company, its subsidiaries and BankBoston Retail Finance Inc.(1)

10.8 Stock Purchase Agreement, dated June 2, 1999, by and between the Company and The Value Group, LLC.(2)

10.9 Common Stock Purchase Warrant, dated May 11, 1999, by and between the Company and The Value Group, LLC.(2)

10.10 Stock Purchase Agreement, dated June 11, 1999, by and between the Company and International Video Distributors, LLC.(2)

10.11 Common Stock Purchase Warrant, dated June 11, 1999, by and between the Company and International Video Distributors, LLC.(2)

10.12 Agreement and Plan of Merger, dated August 1, 1999, by and among the Company, Key Stone Merger Corp. and West Coast Entertainment Corporation (previously filed).(2)

10.13 Employment Agreement, dated June 16, 1999, between the Company and Richard T. Gibson(2)

10.14 Amendment to Loan Documents, dated as of December 31, 1998, by and among the Company, Ingram Entertainment Inc. and the debtors named therein.(2)

10.15 Warrant to Purchase Common Stock, dated December 31, 1998, executed by the Company for Ingram Entertainment Inc.(2)

10.16 Forbearance Agreement dated September 10, 1999, by and between the Company and BankBoston Retail Finance, Inc.(3)

10.17 Management Agreement, dated as of March 3, 2000, by and between Video City, Inc. and West Coast Entertainment Corporation. (4)

10.18 First Amendment to Merger Agreement, dated as of March 3, 2000, by and among Video City, Inc., Keystone Merger Corp. and West Coast Entertainment Corporation. (4)

10.19 Forbearance Agreement, dated March 9, 2000, between Video City, Inc. and Fleet Retail Finance Inc. f/k/a BankBoston Retail Finance Inc. (5)

21.1     List of Subsidiaries of Video City, Inc. (5)

23.1     Consent of BDO Seidman, LLP (5)

27       Financial Data Schedule (5)

_____________________
(1) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999, and incorporated herein by reference.
(2) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, and incorporated herein by reference.

(3) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999, and incorporated herein by reference.
(4) Previously filed as exhibits to the Company's Current Report on Form 8-K, dated March 30, 1998, and incorporated herein by reference.
(5) Filed herewith

    (d)  Financial Statement Schedule

    Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted

                                VIDEO CITY, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

       ITEM 8.  Consolidated Financial Statements and Supplementary Data


The following consolidated financial statements are filed with this report:


     Report of Independent Certified Public Accountants             F-3
     Consolidated Balance Sheets                                    F-4
     Consolidated Statements of Operations                          F-5
     Consolidated Statements of Stockholders' Equity (Deficit)      F-6
     Consolidated Statements of Cash Flows                          F-7
     Notes to Consolidated Financial Statements                     F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Video City, Inc.

We have audited the accompanying consolidated balance sheets of Video City, Inc. as of January 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video City, Inc. as of January 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses, has a working capital deficit and a stockholders' deficit at January 31, 2000. The Company is also in default under its debt agreements. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           BDO Seidman, LLP

Los Angeles, California
May 12, 2000

                               VIDEO CITY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             January 31,           January 31,
                                                                                2000                  1999
                                                                          ---------------       ---------------
Assets (Notes 1, 6,  7 and 8)
Current assets
 Cash                                                                     $        24,316       $       172,043
 Customer receivables (Note 1)                                                  1,003,578             2,932,807
 Notes receivable (Note 6)                                                          9,078                86,703
 Merchandise inventories (Note 1)                                               3,767,919             2,026,628
 Prepaid expenses                                                                  75,000                52,870
                                                                          ---------------       ---------------
Total current assets                                                            4,879,891             5,271,051
Rental library, net (Note 1)                                                    6,223,364            21,119,897
Property and equipment, net (Note 7)                                            4,266,665             4,525,986
Goodwill, net (Note 1)                                                          4,920,303             5,176,850
Deferred taxes, net (Note 10)                                                           -               883,249
Other assets                                                                    1,003,564             1,275,847
                                                                          ---------------       ---------------
Total assets                                                              $    21,293,787       $    38,252,880
                                                                          ===============       ===============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
 Accounts payable                                                         $    23,033,955       $     9,328,556
 Accrued expenses                                                               3,069,765             3,422,724
 Senior secured revolving credit facility (Note 8)                              9,769,574                     -
 Current portion of long-term debt (Note 9)                                     5,565,078             2,125,187
                                                                          ---------------       ---------------
Total current liabilities                                                      41,438,372            14,876,467
Senior secured revolving credit facility (Note 8)                                       -            16,044,502
Long-term debt, less current portion (Note 9)                                   1,231,907             1,636,646
Other liabilities                                                                  99,456               427,791
                                                                          ---------------       ---------------
Total liabilities                                                              42,769,735            32,985,406

Commitments and contingencies (Note 11)

Stockholders' equity (deficit) (Note 12)
 Preferred stock                                                                6,217,135             3,763,963
 Common stock, $.01 par value per share, authorized 30,000,000 shares;
  issued  and outstanding 15,767,959 shares at 2000 and
  13,498,715 shares at 1999                                                       157,679               134,987
Additional paid-in capital                                                     13,268,548             9,229,687
Accumulated deficit                                                           (41,119,310)           (7,861,163)
                                                                          ---------------       ---------------
Total stockholders' equity (deficit)                                          (21,475,948)            5,267,474
                                                                          ---------------       ---------------

Total liabilities and stockholders' equity (deficit)                      $    21,293,787       $    38,252,880
                                                                          ===============       ===============

          See accompanying notes to consolidated financial statements

                               VIDEO CITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended               Year Ended               Year Ended
                                                          January 31,              January 31,              January 31,
                                                             2000                     1999                     1998
                                                      -----------------        -----------------        -----------------
Revenue
 Rental revenues and product sales                    $      44,784,703        $      23,828,501        $      10,007,358
 Management fee income                                                -                  607,733                  205,000
                                                      -----------------        -----------------        -----------------
Total revenue                                                44,784,703               24,436,234               10,212,358
                                                      -----------------        -----------------        -----------------

Operating costs and expenses
 Store operating expenses                                    29,950,293               13,675,372                4,460,200
 Amortization of rental library                              13,691,184                2,541,934                1,928,343
 Cost of product sales                                        8,913,401                3,301,185                  762,153
 Cost of leased product                                       4,281,313                1,394,409                  419,361
 General and administrative                                  14,738,358                4,785,890                2,035,428
 Non-recurring write-down of Film Library
   (Note 15)                                                                                   -                3,029,829
 Store closure expenses                                       3,210,830                        -                        -
                                                      -----------------        -----------------        -----------------
Total operating costs and expenses                           74,785,379               25,698,790               12,635,314

Loss from operations                                        (30,000,676)              (1,262,556)              (2,422,956)

Other (income) expense
 Gain on sale of assets (Note 3)                             (1,400,021)                       -                        -
 Interest expense, net                                        3,706,749                1,563,348                  552,359
 Other                                                         (249,078)                (221,081)                       -
                                                      -----------------        -----------------        -----------------
Loss before income taxes                                    (32,058,326)              (2,604,823)              (2,975,315)
                                                      -----------------        -----------------        -----------------
Income tax expense (benefit) (Note 10)                          707,299               (2,615,957)                       -
                                                      -----------------        -----------------        -----------------
Net income (loss) before dividends                    $     (32,765,625)      $           11,134        $      (2,975,315)
                                                      =================       ==================        =================

Dividends                                                      (492,522)                       -                        -
                                                      -----------------        -----------------        -----------------

Net income (loss) available to common
 shareholders                                         $     (33,258,147)      $           11,134    $          (2,975,315)
                                                      =================       ==================        =================

Earnings (loss) per share (Note 13):
   Basic earnings (loss) per share                    $           (2.29)      $             0.00        $           (0.30)
   Diluted earnings (loss) per share                  $           (2.29)      $             0.00        $           (0.30)
                                                      =================       ==================        =================

Weighted average number of common shares
 outstanding:
  Basic                                                      14,509,555               12,091,467                9,770,594
  Diluted                                                    14,509,555               13,428,378                9,770,594

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                       Preferred Stock (Note 12)
                                            --------------------------------------------------------------------------------
                                                   Series AA                   Series B                     Series C
                                            -----------------------     ----------------------        ----------------------
                                              Shares        Amount       Shares        Amount         Shares       Amount
                                             -------       --------     --------       -------        ------       ------
Balance, at January 31, 1998                        -        $      -          -       $        -          -     $      -

Stock issued in satisfaction of                   750          75,000          -                -          -            -
 payables

Stock issued for acquisition of                     -               -     76,000        3,065,190          -            -
 stores

Stock issued for private placement              7,000         623,773          -                -          -            -

 Net income                                         -               -          -                -          -            -
                                            ---------        --------   --------       ----------   --------     --------

Balance at January 31, 1999                     7,750         698,773     76,000        3,065,190          -            -

Stock issued in satisfaction of                     -               -          -                -          -            -
 payables

Stock issued for services rendered                  -               -          -                -        403      403,000

Stock issued for acquisitions                       -               -          -                -        112       63,840

Stock issued for private placement                  -               -          -                -        625      625,000

Stock option and warrants                           -               -          -                -          -            -
 exercised

Preferred stock converted into                 (3,750)       (334,162)         -                -       (740)    (691,840)
 common

Stock dividends issued                              -               -          -                -          -            -

Issuance of options and warrants                    -               -          -                -          -            -

Net loss                                            -               -          -                -          -            -
                                            ---------        --------   --------       ----------   --------     --------
Balance at January 31, 2000                      4000        $364,611     76,000       $3,065,190        400     $400,000
                                            =========        ========   ========       ==========   ========     ========


                                                Preferred Stock (Note 12)
                                       ------------------------------------------
                                            Series D                Series E           Common Stock          Additional
                                       -----------------      -------------------   --------------------       Paid-In
                                       Shares     Amount      Shares     Amount     Shares        Amount       Capital
                                       ------    -------      ------     ------     ------        ------      ---------
Balance, at January 31, 1998                -    $      -         -     $      -    9,773,927    $ 97,739    $ 7,075,735

Stock issued in satisfaction of             -           -         -            -      243,288       2,433        192,803
 payables

Stock issued for acquisition of             -           -         -            -    3,481,500      34,815      1,961,149
 stores

Stock issued for private placement          -           -         -            -            -           -              -

Net income                                  -           -         -            -            -           -              -
                                      -------  ----------   -------   ----------   ----------   ---------   ------------

Balance at January 31, 1999                 -           -         -            -   13,498,715     134,987      9,229,687

Stock issued in satisfaction of             -           -     2,056    2,056,000      203,300       2,033        379,667
 payables

Stock issued for services rendered          -           -         -            -       26,000         260         33,852

Stock issued for acquisitions           2,000   1,187,334         -            -      344,000       3,440        609,224

Stock issued for private placement          -           -         -            -            -           -              -

Stock option and warrants
 exercised                                  -           -         -            -      123,077       1,231         66,459

Preferred stock converted into
 common                                     -           -      (856)    (856,000)   1,057,858      10,578      1,657,734

Stock dividends issued                      -           -         -            -      515,009       5,150        487,373

Issuance of options and warrants            -           -         -            -            -           -        804,552

Net loss                                    -           -         -            -            -           -
                                      -------  ----------   -------   ----------   ----------   ---------   ------------
Balance at January 31, 2000             2,000  $1,187,334     1,200   $1,200,000   15,767,959   $ 157,679   $ 13,268,548
                                      =======  ==========   =======   ==========   ==========   =========   ============

                                                     Accumulated
                                                       Deficit
                                                     ------------
Balance, at January 31, 1998                        $   (7,872,297)


Stock issued in satisfaction of                                  -
 payables



Stock issued for acquisition of                                  -
 stores



Stock issued for private placement                               -


Net income                                                  11,134
                                                    --------------


Balance at January 31, 1999                             (7,861,163)


Stock issued in satisfaction of
 payables                                                        -


Stock issued for services rendered                               -


Stock issued for acquisitions                                    -


Stock issued for private placement                               -


Stock option and warrants                                        -
 exercised



Preferred stock converted into
 common                                                          -


Stock dividends issued                                    (492,522)


Issuance of options and warrants                                 -


Net loss                                               (32,765,625)
                                                    --------------

Balance at January 31, 2000                         $  (41,119,310)
                                                    ==============

          See accompanying notes to consolidated financial statements.

                               VIDEO CITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Year ended           Year ended         Year ended
                                                                 January 31,          January 31,        January 31,
                                                                    2000                 1999               1998
                                                              --------------       --------------     --------------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:

Net income (loss) before dividends                            $  (32,765,625)       $      11,134      $  (2,975,315)

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                16,253,259            3,692,329          2,127,443
     Gain on sale of assets                                       (1,400,021)                   -                  -
     Issuance of stock for services and inventory                  2,846,082              195,236             40,000
     Non-recurring writedown of film library                               -                    -          3,029,829
     Store closures                                                1,604,297                    -                  -
     Issuance of stock options and warrants                          804,552                    -                  -
     Decrease (increase) in deferred tax asset                       688,536             (883,249)                 -

Changes in assets and liabilities, net of effects from
  acquisitions:
     Decrease (increase) in accounts receivable                    1,160,962           (1,378,087)         1,409,951
     Decrease (increase) in notes receivable                          82,234              268,727           (280,783)
     Increase in merchandise inventory                            (2,205,613)            (853,142)                 -
     Decrease (increase) in other assets                             240,026             (925,751)          (280,703)
     Increase (decrease) in accounts payable                      12,128,385             (134,616)           (30,302)
     Decrease in accrued expenses                                 (2,321,764)          (1,738,833)            (5,192)
     Decrease in other liabilities                                  (328,335)            (284,140)           (62,944)
                                                              --------------        -------------      -------------

Net cash provided by (used in) operating activities               (3,213,025)          (2,030,392)         2,971,984

Cash flows from investing activities
     Purchases of videocassette rental inventory, net             (6,425,632)          (4,213,040)        (2,596,812)
     Purchases of fixed assets                                    (2,043,954)            (756,398)          (189,719)
     Store acquisitions                                             (167,036)          (2,626,185)                 -
     Proceeds from sale of fixed assets                           13,863,000                    -                  -
     Proceeds from sale of film library                                    -              818,171                  -
     Repayment on notes receivable                                 2,053,391                    -             43,400
                                                              --------------        -------------      -------------

Net cash provided by (used in) investing activities                7,279,769           (6,777,452)        (2,743,131)

Cash flows from financing activities
     Proceeds from the issuance of preferred stock                   625,000              623,773                  -
     Principal payments on obligations under capital leases                -              (18,136)                 -
     Repayment of long-term debt                                    (434,533)         (13,221,880)        (1,447,243)
     Proceeds from issuance of long-term debt                      2,015,979            5,523,501                  -
     Proceeds from borrowings (repayments) under revolving        (6,274,919)          16,044,502                  -
       credit facility, net
     Cash payment made in conversion of preferred stock             (213,690)                   -                  -
     Proceeds from exercising stock options                           67,692                    -                  -
                                                              --------------        -------------      -------------

Net cash provided by (used in) financing activities               (4,214,471)           8,951,760         (1,447,243)
Net increase (decrease) in cash                                     (147,727)             143,916         (1,218,390)
Cash at beginning of year                                            172,043               28,127          1,246,517
                                                              --------------        -------------      -------------
Cash at end of year                                           $       24,316        $     172,043      $       28,127
                                                              ==============        =============      ==============

                See accompanying notes to financial statements.

                               VIDEO CITY, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED


                                                                   Year ended        Year ended        Year ended
                                                                   January 31,       January 31,       January 31,
                                                                      2000              1999              1998
                                                                --------------    --------------    --------------
Supplementary disclosures of cash flow information
Cash paid during the year:
 Interest                                                       $    1,437,112    $    1,071,506    $      557,551
 Income taxes                                                           17,924               800               800

Noncash investing and financing activities:
 Professional services financed through issuance of common
   stock                                                             2,846,082           195,236            40,000
 Liabilities converted to preferred stock                            1,187,334                 -                 -
 Preferred stock dividends                                             492,522                 -                 -
 Conversion of accounts payable to short term debt                   1,453,706                 -                 -
 Accounts payable converted to long term debt                                -           494,935           435,032
 Professional services financed through issuance of
  preferred stock                                                            -            75,000                 -

For acquisitions consummated during fiscal 2000 and fiscal 1999, the Company paid $167,036 and $2,626,185 , net of cash acquired.  In conjunction with the acquisitions, liabilities were assumed as follows:

 Fair value of assets acquired                                  $   1,614,929     $  22,018,218      $           -
 Cash paid                                                           (167,036)       (2,626,185)                 -
 Common stock issued                                                 (641,394)       (1,995,964)                 -
 Preferred stock issued                                            (1,251,174)       (3,065,190)                 -
 Goodwill                                                           4,172,469         5,260,990                  -
                                                                -------------     -------------      -------------

 Liabilities assumed                                            $   3,727,794     $  19,591,869      $           -
                                                                =============     =============      =============

          See accompanying notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Business Operations and Significant Accounting Policies

Video City, Inc. (the "Company"), a Delaware Corporation, was formed on January 27, 1984. The Company owns and operates retail video specialty stores. As of January 31, 2000 ("Fiscal 2000"), the Company owned and operated 77 stores. The stores are located in California, Oregon, Nevada, Idaho, Iowa, South Dakota, Colorado, Minnesota, Maine, Connecticut and Massachusetts.

The Company's predecessor, Lee Video City, Inc. ("Lee Video City"), was formed as a California corporation in February 1990 for the purpose of developing a chain of retail video specialty stores. In January 1997, Lee Video City, Inc. merged with and into Prism Entertainment Corporation, a Delaware Corporation incorporated in January 1984 ("Prism"), pursuant to an Agreement and Plan of Reorganization and Merger, dated as of October 25, 1996 (the "Plan"), and the surviving corporation changed its name to "Video City, Inc." Prism had operated as a debtor in possession under Chapter 11 of the United States Bankruptcy Code and engaged in only limited business activities consisting of the sale of its existing film products to domestic markets as well as foreign rights to its existing film library.

The accompanying consolidated financial statements include the accounts of Video City, Inc. and its wholly owned subsidiaries. These subsidiaries include Old Republic Entertainment, Inc., Sulpizio One, Inc., Video Tyme, Inc., Videoland, Inc and Video Galaxy, Inc. All material intercompany transactions have been eliminated. The financial statements include the operations of companies acquired from the dates of acquisition (Note 2).

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and has a working capital deficit and stockholders' deficit at January 31, 2000. The Company is also in default of its debt agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has entered into a management agreement (Note 17) with West Coast Entertainment Corporation, until the closing of the proposed merger between the Company and West Coast (Note 16), which provides a management fee for the Company's management services. Under the Management agreement, the management fee, in no event shall be less than $400,000 per month.

Concurrent with the execution of the management agreement, and in anticipation of the proposed merger, the Company combined the operations and substantially reduced corporate expenses of both Video City and West Coast Entertainment, thus utilizing the benefits of economies of scale.

The Company is negotiating the sale of a significant number of its stores and is entertaining several offers. The stores for sale were strategically selected, to concentrate the Company's operations in efficient geographic areas. The proceeds from the divestiture will be used to eliminate the Company's indebtedness to its credit facility and to improve its liquidity and working capital. In addition, under the Pending Merger and Management Agreement with West Coast, the Company is currently negotiating to divest a number of West Coast's video stores, with the proceeds being used to pay the cash portion necessary to complete the restructuring of West Coast's indebtedness and the merger.

The Company believes that the successful implementation of these plans will permit the merger to proceed and that the combined company after the merger will have the potential for greater financial strength, operational efficiencies, earning power and growth potential than either Video City or West Coast would have on its own. There can be no assurance, however, that these objectives can be successfully completed or that the resultant company will be profitable and have higher operating cash flows.

Customer Receivables

Customer receivables primarily consist of late fees on the film and game rental library, and fees for unreturned items. In the fourth quarter of fiscal 2000, the Company reviewed the collectibility of outstanding late fees and wrote-off approximately $1.1 million of customer receivable from late fees based on its collection results during fiscal 2000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Business Operations and Significant Accounting Policies
(Continued)

Merchandise Inventories

Merchandise inventories, consist primarily of prerecorded videocassette retail inventory, DVDs, video games, concessions, and accessories held for resale and are stated at the lower of cost or market. Merchandise inventory cost of sales are determined on a first-in, first-out basis.

Rental Library

During the fourth quarter of fiscal 2000, the Company adopted an accelerated method of amortizing its film and game rental library in order to more closely match expenses in proportion with anticipated revenues from the revenue-sharing business model (see Note 5).

Rental amortization expense approximated $13,691,372 (including a $7.1 million adjustment recorded in the fourth quarter fiscal 2000), $2,541,934 and $1,928,343 for the years ended January 31, 2000, 1999 and 1998.

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

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a writedown to market value is required

Goodwill

Goodwill represents the excess of the cost of the companies acquired over the fair value of their net assets at the dates of acquisition and is amortized on the straight-line method over 20 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from the expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at January 31, 2000. Amortization expense charged to operations for the year ended January 31, 2000 was $312,561.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue is recognized at the time of rental or sale, or as late charges accrue.

Store Opening Costs

Store opening costs, which consist primarily of payroll, advertising and supplies, are expensed as incurred.

Store Closures

Reserves for store closures are established by calculating the remaining lease obligation, adjusted for estimated subtenant agreements or lease buyouts, if any, and are expensed along with any leasehold improvements, and unamortized goodwill. Store furniture and equipment are either transferred at historical cost to another location or written down to their net realizable value. In fiscal 2000, the Company incurred approximately $3.2 million in store closure expenses, of which approximately $1.8 million was incurred in the fourth quarter of fiscal 2000.

Stock-Based Compensation

The Company adopted for footnote disclosure purposes only, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 requires that companies recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provision of SFAS 123.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) per Share

Earning (loss) per share is presented according to Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Comprehensive Income

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform with the 2000 presentation.

NOTE 2--ACQUISITIONS

On March 31, 1999, the Company acquired Video Galaxy, Inc. ("Video Galaxy") from the shareholders of Video Galaxy, in a transaction structured as a reverse triangular merger, with a newly formed subsidiary of Video City merging into Video Galaxy. Video Galaxy owned and operated 15 retail video stores in Connecticut and Massachusetts. The purchase price consisted of (i) 344,000 shares of Video City Common Stock and (ii) assumption and payment of indebtedness of Video Galaxy by the Company in the amount of $4,833,000 (of which approximately $1,757,000 was paid off by the Company at closing and $2,000,000 was converted into 2,000 shares of the Company's Series D Convertible Redeemable Preferred Stock and 500,000 warrants with an exercise price of $3.00 per share). The payoff of indebtedness at closing was provided by proceeds obtained from a note payable to an existing creditor of the Company.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(d) Sulpizio One, Inc. - This company owned and operated four stores in Lancaster, Santa Barbara, and Los Banos, California. The purchase price consisted of 100,000 shares of the Company's common stock plus the assumption of all liabilities including the amounts owing to Rentrak (See
     Note 3). For more than three years prior to this acquisition, these stores were managed by the Company under a management agreement and operated under the name "Video City."

NOTE 3--DIVESTITURE OF STORES

On July 26, 1999, the Company sold the assets of 49 of its Videoland retail video stores located in the states of Washington and Oregon to Blockbuster, Inc
("Blockbuster").   The aggregate purchase price for the sale of the 49 stores was approximately $14 million in cash, and approximately $2 million in notes receivable which were subject to the transfer of assets of the four additional
Videoland stores and to certain post closing adjustments.   The Company
recognized the gain on the sale of approximately $1.4 million on July 26, 1999, which includes the four additional Videoland stores, which were transferred on August 30, 1999.

NOTE 4--PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

The following unaudited pro forma condensed consolidated statements of operations are based on the historical income statements of Video City, Inc., Far West Entertainment, Inc., Game City, Inc., Video Tyme, Inc., Videoland, Inc., Video Galaxy, Inc., and the 49 stores divested, and assumes all acquisitions and divestitures occurred at the beginning of each period presented. The unaudited pro forma condensed consolidated statements of operations may not be indicative of the actual results of the transactions and there can be no assurance that the foregoing results will be obtained.

                                                              Year ended               Year ended
                                                             January 31,              January 31,
                                                                2000                     1999
                                                         ----------------         ----------------
Revenue and product sales                                $     36,327,830         $     58,362,793
Loss before income taxes                                 $    (33,741,255)        $     (1,650,680)
Net loss before dividends                                $    (34,448,554)        $     (1,023,422)
Net loss available to common shareholders                $    (35,131,039)        $     (1,530,089)
Basic loss per share                                     $          (2.40)        $          (0.11)
Basic weighted average number of shares outstanding            14,621,688               13,643,335

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--CHANGE IN AMORTIZATION METHOD OF RENTAL LIBRARY

During the fourth quarter of fiscal 2000, the Company adopted an accelerated method of amortizing its videocassette, DVD and game rental library. The Company has adopted this new method of amortization because it has implemented a new business model, including revenue sharing agreements with film studios, which has increased the number of videocassettes and DVDs in the stores and is satisfying consumer demand over a shorter period of time. Revenue sharing allows the Company to purchase videocassettes and DVDs at a lower initial product cost than the traditional buying arrangements, with a percentage of net rental revenues shared with the studios over a contractually determined period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, the Company has changed its method of amortizing the rental library in order to more closely match expenses in proportion with the anticipated revenues to be generated therefrom.

Pursuant to the new amortization method, the Company records base stock (generally 3 copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock cost amortized on a straight line basis over 33 months to an estimated $3 salvage value. The cost of non base stock (generally greater than 3 copies per title for each store) are amortized on an accelerated basis over three months to an estimated $3 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value. Revenue-sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

The adoption of the new method of amortization was accounted for as a change in accounting estimate and, accordingly, the Company recorded a pre-tax adjustment of approximately $7.1 million to cost of rental revenues in the fourth quarter of the fiscal year ended January 31, 2000. The charge represents an adjustment to the carrying value of the rental library due to the new method of amortization.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the previous amortization method, the rental library was recorded at cost and amortized over its estimated economic life. Base stock was amortized over a 60 month period on a straight-line basis with a salvage value of $6 per tape. The fourth through ninth copies of each title per store were amortized over a 36 month period on an accelerated basis with a salvage value of $6 per tape. The tenth and any succeeding copies of each title per store were amortized over 9 months on a straight-line basis with a salvage value of $6 per tape.

During the fourth quarter of fiscal 1999, the Company adopted a new method for amortizing its base stock (copies one through three of each title per store) of its rental library. The new method of amortization was adopted because the Company believed that decelerating expense recognition for its base stock more accurately matched its revenue stream and useful economic life as demonstrated in the industry. Prior to the change, base stock was amortized over a 60 month period on a straight-line basis with a salvage value of $6 per tape. The effect of the change on base stock amortization for the year ended January 31, 1999 was a reduction in the amortization of rental library of approximately $570,000.

During fiscal 1998, the Company revised the estimate of salvage value relating to the amortization of its rental library to provide for a $6 salvage value per tape in order to reflect a more accurate salvage value as demonstrated in the industry.

Certain videocassettes are leased under revenue sharing arrangements. During the revenue sharing period, which is generally one year, the studios retain ownership of the videocassettes and the Company shares the rental rather than purchasing the videocassettes for a fixed cost per copy. Such revenue sharing amounts are included as cost of leased product in the accompanying statements of operations. The associated fee per leased videocassette is amortized over the term of the lease and is included in amortization of rental library in the accompanying statements of operations.

NOTE 6--RELATED PARTY TRANSACTIONS

In March 1999, Video City acquired Video Galaxy, Inc. for 360,667 shares of Video City's common stock and the assumption of $4,833,000 of indebtedness. In connection with this acquisition, Video City borrowed $1,700,000 from Ingram Entertainment, Inc. (a shareholder) to pay off certain amounts owed to Video Galaxy's creditors and other parties. The interest rate on the $1,700,000 loan was prime plus 1.5 percent, but increased to 14% in July 1999. Video City also agreed to pay Ingram a management information system fee in the amount of $85,000. Also in connection with this acquisition, Video City paid $1,117,000 to Mortco, Inc. (a wholly owned subsidiary of Rentrak, a shareholder) in partial payment of indebtedness owed by Video Galaxy to Mortco. In addition, Video City issued to Mortco 2,000 shares of Series D convertible redeemable preferred stock, $1,000 stated value per share, convertible into 666,667 shares of Video City common stock, and warrants to purchase 500,000 shares of Video City common stock at $3.00 per share, in consideration for the cancellation by Mortco, Inc. and Rentrak of $2,000,000 owed to them by Video Galaxy. Rentrak and its wholly-owned subsidiary, Mortco, Inc., were the supplier and creditor of Video Galaxy before the acquisition.

In November 1999, the Company issued warrants to purchase 2,000,000 shares of the Company's common stock, at an exercise price of $.875 per share (1,000,000 shares to Ingram Entertainment and 1,000,000 shares to an officer of the Company). Ingram Entertainment agreed to provide an additional $2 million trade credit to the Company of which up to $1 million was guaranteed by an officer of the Company.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From February 1999 through January 31, 2000, Video City had consulting agreements with two principal shareholders of Video City pursuant to which they provided retail video rental and sales consulting services to Video City. The consulting agreements provide for the payment by Video City of $25,333 per month to each of them, and the consultants granted a waiver of a like amount of dividends payable on the Series B Preferred Stock.

During the fiscal years ended January 31, 2000 and 1999, Video City retained a law firm to render legal services to it on real estate, litigation and other matters. A partner at the law firm serves as a director of Video City. Total fees for the years ended January 31, 2000 and 1999 were $360,000 and $75,000.

In July 1999, Video City issued 625 shares of its Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to eight accredited investors for cash in the amount of $625,000 in a private placement transaction. An officer and a director of the Company participated in the private placement financing by investing $50,000 and $75,000, respectively.

In connection with the purchase of Game City, Inc. on September 30, 1998, the Company had a note payable balance due to the former owners at January 31, 2000 and 1999 of $0 and $113,797, which is included as part of the long term debt balance. For more than 26 months prior to this acquisition, this acquired store was managed by the Company pursuant to a management agreement, and operated under the name "Video City." Young C. Lee and Kay L. Lee are relatives of Robert Y. Lee, the Company's Chief Executive Officer and Chairman of the Board.

On September 30, 1998, in connection with the purchase of Far West Entertainment, Inc., the Company issued 32,000 shares of the Company's common stock and a note payable in the amount of $100,000 to the seller, Brad Maples. The note requires monthly principal and interest payments of $1,028 beginning in October 1998 for a period of twelve years and bears an annual interest rate of 7%. The balance of the note at January 31, 2000 and 1999 was $92,559 and $98,204 and is included as part of the long term debt balance.

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

Ingram Entertainment Inc. has been the principal supplier of videocassettes and related equipment to the Company, and has been a secured creditor of the Company since August 1991. On January 8, 1997, concurrent with the merger of Lee Video City, Inc. into Prism Entertainment Corporation, Ingram accepted 1,500,000 shares of common stock of the Company in consideration of $3,000,000 of the Company's indebtedness to Ingram.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the same time, Ingram also received warrants to purchase 852,750 shares of common stock from the Company and 404,403 shares of common stock from Robert Y. Lee. In March 1998, the Company used funds in the amount of $1,500,000 from a credit facility to pay off the term loan owing to Ingram. As of January 31, 2000 and 1999, the Company owed Ingram approximately $11.1 million and $6.8 million.

In addition, the Company entered into a new long-term supply agreement with Ingram for videocassettes and related products (Note 11); Ingram released Mr. Lee from his personal guarantee of the Company's indebtedness; and the parties entered into the Stockholders Agreement and the Override Agreement, which among other things prohibit certain corporate actions without the approval of Ingram or Ingram's designees on the Board of Directors. All of these transactions and arrangements were entered into either simultaneously with or prior to Ingram's receipt of common stock of the Company.

On March 25, 1998, the Company entered into a restructured debt agreement with Rentrak Corporation ("Rentrak"), a major lessor of videocassettes under a revenue sharing arrangement (Note 11). Prior to the acquisition of the five companies on March 25, 1998, the Company and Sulpizio One, Inc. (one of the acquired companies) were parties to such arrangements with Rentrak. As part of the restructuring, Rentrak agreed to accept 194,950 shares of the Company's common stock in settlement of a lawsuit Rentrak had previously filed against Adventures in Video, Inc. (one of the acquired companies), and 470,162 shares of the Company's common stock in satisfaction of indebtedness owed to Rentrak by Sulpizio One, Inc. As part of the restructured debt agreement, Rentrak also agreed to a deferral of certain amounts owed to it by Sulpizio One, Inc. and the Company, and obtained a security interest in the assets of the Company to secure such amounts. Rentrak also released Robert Y. Lee, the Company's Chairman of the Board and Chief Executive Officer, from personal guaranties of the Company's indebtedness that Mr. Lee had previously given. Rentrak's wholly-owned subsidiary, Mortco, Inc., is a principal stockholder of the Company. As of January 31, 2000 and 1999, the Company owed Rentrak approximately $8.8 million and $6.7 million.

The Company had either purchased or leased approximately 80% of its supply of new release videos, in the aggregate, from two suppliers, Ingram and Rentrak. During fiscal 2000, the Company purchased approximately $5,789,000 of product from Ingram Entertainment and approximately $3,414,000 of product from Rentrak. In October 1999, Video City temporarily discontinued making purchases from Rentrak and began leasing product directly from film studios (Note 5). If the relationships with Ingram, Rentrak and the film studios were terminated, the Company believes that it could readily obtain its necessary inventory of videocassette and video games from a number of other suppliers at comparable terms and prices. However, there can be no assurance that any replacement supplier would provide service or payment terms as favorable as those provided by Ingram, Rentrak or the film studios. Failure to obtain comparable service, support or payment terms from an alternative supplier could have a material adverse effect on the Company's financial condition and results of operations.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into employment and consulting agreements with certain shareholders (See Note 11).

At January 31, 2000 and 1999, the Company had unsecured employee and director loans aggregating approximately $9,078 and $86,703, respectively, bearing interest at 7%, and due on demand.

At January 31, 2000, the Company determined that certain unsecured employee and director loans aggregating approximately $86,700 were uncollectible and were consequently written off, in the fourth quarter of fiscal 2000.

NOTE 7--PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                                                     January 31,             January 31,
                                                        2000                   1999
                                                ------------------       ----------------
   Furniture and fixtures                       $        3,147,307       $      2,188,217
   Equipment                                             2,956,876              2,457,431
   Leasehold Improvements                                2,052,684              2,058,056
                                                ------------------       ----------------

   Total Property and Equipment                          8,156,867              6,703,704

   Accumulated depreciation and amortization            (3,890,202)            (2,177,718)
                                                ------------------       ----------------

   Total Property and Equipment, net            $        4,266,665       $      4,525,986
                                                ==================       ================

Depreciation and amortization expense was $1,879,370, $601,000 and $347,000 for the years ended January 31, 2000, 1999 and 1998.

NOTE 8--SENIOR SECURED REVOLVING CREDIT FACILITY

On December 29, 1998, the Company entered into a Senior Secured Revolving Credit Facility agreement (the "Credit Facility") with BankBoston to be used for working capital purposes and capital expenditures. The Credit Facility bears interest at the bank's prime rate plus 1/2 percent and is secured by substantially all assets of the Company. The amount available for borrowing under the Credit Facility is determined by deducting the Company's principal balance of the Credit Facility from its borrowing base. The borrowing base is determined by multiplying the applicable inventory advance rate and the number of units of the acceptable inventory, net of reserves. The maximum amount available to borrow is the lesser of the borrowing base or $30,000,000. The Credit Facility matures on December 29, 2001. The Credit Facility contains various financial covenants of which the Company was in compliance at January 31, 1999.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended January 31, 2000, the Company did not meet certain of the financial covenants as required by the credit facility. The Company requested and was granted waivers by BankBoston for the quarters ended April 30, 1999 and July 31, 1999. On September 23, 1999, the Company entered into a forbearance agreement with BankBoston that amended the terms of the Loan Agreement, revised the financial performance covenants of the Loan Agreement and contained weekly covenant requirements. In November 1999, the Company did not meet the financial performance covenants as set forth in the forbearance agreement. As a result of not meeting the financial covenants, the interest rate on the loan was increased from .5% plus prime to the default rate of interest of 3% plus prime (12.5% at January 31, 2000). The forbearance agreement also provides that the aggregate balance of the loan shall be temporarily limited to $10,500,000. The Company has reclassified the senior secured revolving credit facility to a current liability. BankBoston, at its discretion, is continuing to make advances in accordance with the Loan Agreement despite the default of the aforementioned forbearance agreement. There can be no assurance, however, that BankBoston will continue to make advances in the future under the terms of the Loan Agreement.

On March 9, 2000, the Company entered into a second forbearance agreement (See
Note 17).

The loan fees related to the credit facility were capitalized and amortized over the term of the loan agreement. The balance of deferred loan charges, net of related amortization, at January 31, 1999 was $675,695 and was included in other assets. In the fourth quarter of fiscal 2000, the deferred loan charges were written off when the original loan agreement was terminated and replaced with a forbearance agreement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--LONG-TERM DEBT

Long-term debt is summarized in the following table:

                                                                                   January 31,          January 31,
                                                                                      2000                  1999
                                                                               ---------------       --------------
Promissory note, secured by certain assets, subordinate to the credit facility, executed in April 1999, payable in April 2000 and bearing interest at a prime plus 1.5%.  The Company has defaulted on the
 payment terms of this note. Interest rate increased to 14% in July 1999.      $     1,700,000       $            -

Unsecured note to fulfill outstanding trade payables, executed in
 February 1999, bearing interest of 10%, payable in January 2000. The
 Company has defaulted on the payment terms of this note.  Interest rate
 increased to 14% in January 2000.                                                   1,453,706                    -

Promissory notes, secured by certain assets subordinate to the credit facility (Note 8), payable in monthly installments of $34,403 and
 $5,952, interest imputed at 9% per annum, due June 2003.                            1,660,653            1,782,484

Promissory notes, secured by certain assets subordinate to the credit facility (Note 8), at interest rates varying from 9% to 10% per annum, due July 1999. The Company has defaulted on the payment terms of this
 note. Interest rate increased to 12% in July 1999.                                  1,405,141            1,405,141

Other unsecured loan to fulfill settlement obligation for $259,847, payable in monthly installments of $8,000, including interest at 8.5%
 per annum until February 20, 2000.                                                      8,059               92,033

Unsecured notes to fulfill outstanding trade payables, executed in July through September of 1999, bearing interest of 10% due and payable in
 December 1999. The Company has defaulted on the payment terms of this
 note. Interest increased to 18% in December 1999.                                     303,539                  -

Other unsecured obligations, including interest from 7% to 15% per annum, due from January 2000 to September 2010. The Company has
 defaulted on the payment terms of this note.                                          265,887             482,175
                                                                               ---------------       --------------
     Total debt                                                                      6,796,985            3,761,833
     Less current portion                                                           (5,565,078)          (2,125,187)
                                                                               ---------------       --------------
     Total long-term debt                                                      $     1,231,907       $    1,636,646
                                                                               ===============       ==============

Total maturities of remaining long-term debt for five years subsequent to January 31, 2000 are presented in the following table:

                       Years ending                Amount
                       January 31,
                      --------------          --------------
                           2001               $    5,565,078
                           2002                      509,487
                           2003                      451,454
                           2004                      204,732
                           2005                        7,956
                        Thereafter                    58,278
                                              --------------
                                              $    6,796,985
                                              ==============

The Company has outstanding indebtedness in the aggregate amount of $4,862,238 with certain of the Company's key suppliers that reached maturity and are now overdue. The debt agreements with the key suppliers provide for increased interest rates ranging from 12% to 18% and penalty payments of up to 8%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

during the periods of default. Although there can be no assurance, the Company anticipates that it will be able to extend the maturity dates of such indebtedness. The note holders have extended the Maturity date of the debt agreements to comply with the terms of the Company's forbearance agreement (Note
8).

NOTE 10--INCOME TAXES

As of January 31, 2000, net operating loss carryforwards generated by the Company of approximately $32,235,719 and $14,917,963 for Federal and California income tax purposes are available to offset future taxable income through 2019. The Company's ability to utilize net operating loss carryforwards is dependent upon its ability to generate taxable income in future periods. Approximately $650,000 of Federal and $305,000 of State net operating losses are limited due to ownership changes (as defined under Section 382 of the Internal Revenue Code of 1986) which occurred on January 8, 1997 and resulted in an annual limitation per year. Unused annual limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

The income tax provision (benefit) is comprised of the following current and deferred amounts:

                                           Year Ended             Year Ended            Year Ended
                                           January 31,            January 31,           December 31,
                                              2000                   1999                   1998
                                        ---------------        ---------------       ----------------
Current
   Federal                              $             -        $             -       $              -
   State                                         16,765                  5,000                      -
                                        ---------------        ---------------       ----------------
                                                 16,765                  5,000                      -
                                        ---------------        ---------------       ----------------
Deferred
--------
   Federal                                      712,425             (2,384,229)                     -
   State                                        (21,891)              (236,728)                     -
                                        ---------------        ---------------       ----------------
                                                690,534             (2,620,957)                     -
                                        ---------------        ---------------       ----------------
                                        $       707,299       $$    (2,615,957       $              -
                                        ===============        ===============       ================

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary difference, and (iii) future taxable income generated by future operations. At January 31, 1999, due to significant acquisitions consummated during the year, the Company determined from its projections, that it is more likely than not that future taxable income would be sufficient to enable the Company to realize its deferred tax asset and had accordingly, reversed the full amount of the valuation allowance. At January 31, 2000, due to the pending acquisition with West Coast Entertainment, the losses incurred during fiscal 2000, and the Company's short-term divestiture strategy, management cannot determine it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Accordingly, a full valuation allowance has been established against the deferred tax asset at January 31, 2000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets acquired from the Videoland merger were recorded at fair market value for financial statement purposes. The difference between that value and the tax basis of the assets result in a deferred tax liability of approximately $1,732,708 as of January 31, 1999. In April 1999, the Company sold 49 of its 76 stores acquired from Videoland. The remaining deferred tax liability equaled $190,221 as of January 31, 2000. In connection with the acquisition of Video Galaxy, a net deferred tax liability of $194,713 was recorded. The following table presents the primary components of the Company's net long-term deferred tax asset:

                                                                       January 31,                 January 31,
                                                                          2000                        1999
                                                                   ---------------             ---------------
Components of long-term deferred tax assets:

Federal and State NOL carryforward                                 $    11,829,861             $     2,227,462

Videoland fixed asset basis difference                                     867,986                   1,043,903

Fixed assets due to difference in depreciation and
 amortization                                                              205,554                     202,219

Deferred rent                                                                    -                     170,389

Store closure reserve                                                      270,844                           -

Other                                                                       17,342                      15,887
                                                                   ---------------             ---------------

Total gross deferred tax asset                                          13,191,587                   3,659,860

Valuation allowance                                                    (12,133,380)                          -
                                                                   ---------------             ---------------

Total deferred tax asset, net of valuation allowance                     1,058,207                   3,659,860
                                                                   ---------------             ---------------

Components of long-term deferred tax liability:

Videoland and Video Galaxy inventory basis difference                   (1,058,207)                 (2,776,611)
                                                                   ---------------             ---------------

Net long-term deferred tax asset                                   $             -             $       883,249
                                                                   ===============             ===============

The total income tax provision differs from the amount computed by applying the statutory Federal income tax rate for the following reasons:

                                                  Year Ended                         Year Ended                      Year Ended
                                               January 31, 2000                   January 31, 1999                December 31, 1998
                                               ----------------                   ----------------                ------------------
                                                    % of                              % of                              % of
                                                   Pretax                            Pretax                            Pretax
                                                   income                            Income                            income
                                               ----------                         ----------                        ----------
Income tax at Federal statutory rate               (34.0)%                            (34.0)%                       (34.0)%

State taxes, net of Federal tax benefit                 -%                               2.4%                        (5.8)%

Valuation allowance                                  37.8%                            (84.3)%                         39.5%

Expiration of net operating losses                      -%                              14.9%                            -%

Other                                               (1.6)%                               0.6%                          0.3%
                                               ----------                         ----------                        ----------
Total                                                 2.2%                           (100.4)%                          0.0%
                                               ==========                         ==========                        ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company leases its facilities under noncancelable operating leases expiring at various dates through 2013. Rent expense under operating leases was approximately $7,857,682, $3,601,986 and $1,502,000 for the years ended January 31, 2000, 1999 and 1998.

The future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year as of January 31, 2000 are as follows:

                      Years ending            Operating
                       January 31,              Leases
                     ---------------      ---------------
                          2001            $     4,854,423
                          2002                  4,143,929
                          2003                  3,310,107
                          2004                  2,705,593
                          2005                  1,867,627
                       Thereafter               1,791,172
                                          ---------------

                          Total           $    18,672,851
                                          ===============

Revenue Sharing Agreement - Pursuant to the Revenue Sharing Agreement (Note 5), the Company is obligated to pay revenue sharing and fee payments that are based on a percentage of the Company's gross rental revenues.

Vendor Supply Agreement - On November 6, 1996, the Company amended the March 13, 1996 agreement with a major supplier to purchase, under certain conditions, 80% of its yearly requirements for the video rental, video sell-through and video game products. The agreement expires on June 30, 2001. During fiscal 2000, the Company purchased approximately $5,789,354 of product from this supplier. Since the Company is leasing the majority of its new release rental titles, the Company and the supplier are in the process of renegotiating the terms of the agreement.

The Company's CEO and the same supplier entered into an Override Agreement dated November 19, 1996 which provides, subject to certain exceptions, that without the written consent of the supplier, the Company shall not enter into a merger or a sale or transfer of all or substantially all of its assets, or make any material change in the nature of its business as now conducted, or change the form of organization of its business; and that without unanimous approval of the Board of Directors, the Company shall not enter into any line of business other than the sale and rental of video product and related goods, the completion of one film that Prism had under way, and the exploitation of Prism's film library; these provisions will remain in force until the later of the payment in full of the Company's $1,500,000 debt to the supplier, or such time as the supplier's beneficial ownership interest in the Company's common stock, on a fully diluted basis, is 4% or less. The $1,500,000 debt was paid in March 1998, but, the supplier's beneficial ownership interest in the Company's common stock, on a fully diluted basis remains greater than 4%.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements - The Company has entered into employment agreements with various of its key officers. In general, these agreements cover a period of three years or less. The annual salary amounts for these agreements range from $117,500 to $250,000. In the event that the employment of any of the these officers is terminated for any reason other than "material breach" or "cause" as defined in his Employment Agreement, the Company will pay the remainder of the base salary to such individual for the remaining term of his employment agreement.

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

On April 16, 1997, the Company entered into three year consulting agreements with Gerald W. B. Weber and Stephen C. Lehman pursuant to which Messrs. Weber and Lehman shall provide finance, acquisitions and corporate development consulting services to the Company. The consulting agreements of Messrs. Weber and Lehman provide for compensation in the form of options to purchase an aggregate of 75,000 and 90,000 shares, respectively, of the Company's common stock at $2.00 per share. Options to purchase one-third of such shares of common stock vest each year commencing on April 16, 1997 and any unexercise portions terminate on April 15, 2002. Each consulting agreement also provides that the Company shall reimburse the consultant for reasonable out-of-pocket expenses incurred in performing his consulting services, that the Company shall indemnify the consultant with respect to any claims made against the consultant arising in connection with the consulting service, and that either party may terminate the consulting agreement by providing 30 days notice to the other party. On March 24, 1998, Mr. Lehman's consulting agreement was amended to provide Mr. Lehman additional compensation in the form of warrants to purchase 100,000 shares of the Company's common stock at $2.00 per share. Mr. Weber is a director of the Company and Mr. Lehman was a director of the Company until December 1999.

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

Litigation - The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 12--STOCKHOLDERS' EQUITY (DEFICIT)

Redeemable Preferred Stock - The Company has 2,000,000 shares of authorized preferred stock, $.01 par value per share which consists of the following; Series AA Convertible Redeemable Preferred Stock, 5,750 shares issued and outstanding, stated value $100 per share; Series B Voting Convertible Redeemable Preferred Stock, 76,000 shares issued and outstanding, stated value $100 per share; Series C Convertible Redeemable Preferred Stock, 1,028 shares issued and outstanding, stated value $1000 per share; Series D Convertible Redeemable Preferred Stock, 2,000 shares issued and outstanding, stated value $1000 per share; Series E Convertible Preferred Stock, 1,256 shares issued and outstanding, stated value $1000 per share;

On January 21, 2000, an investor of the Company, converted 1,250 shares of the Company's Series AA Convertible Redeemable Preferred Stock, $100 stated value per share, to Common Stock at a conversion rate of 50 shares of Common Stock for one share of Series AA Preferred Stock.

On January 21, 2000, investors of the Company converted 478 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Common Stock at a conversion rate of 500 shares of Common stock for 1 Share of Series C Preferred Stock.

On January 5, 2000, a vendor of the Company converted 38 shares of the Company's Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Common Stock at a conversion rate of 625 shares of Common stock for 1 Share of Series E Preferred Stock.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 1999, a vendor of the Company converted 100 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Common Stock at a conversion rate of 500 shares of Common stock for 1 Share of Series C Preferred Stock.

On November 24, 1999, an investor of the Company converted 50 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Common Stock at a conversion rate of 500 shares of Common stock for 1 Share of Series C Preferred Stock.

On November 22, 1999 a vendor of the Company, converted 18 shares of the Company's Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Common Stock at a conversion rate of 625 shares of Common stock for one Share of Series E Preferred Stock.

On September 17, 1999 International Video Distributors, LLC, converted 200 shares of the Company's Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share, to Common Stock at a conversion rate of 625 shares of Common Stock for one share of Series E Preferred Stock. International Video Distributor converted an additional 200 shares of the Company's Series E Convertible Redeemable Preferred Stock on July 17, 1999.

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

On July 19, 1999, International Video Distributors, LLC, converted shares of the Company's Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share, to common stock at a conversion rate of 625 shares of common stock for one share of Series E Preferred Stock.

On June 11, 1999, the Company issued 2,000 shares of the Company's Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share, to International Video Distributors, LLC ("IVD") and Common Stock Purchase Warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. IVD cancelled outstanding trade payables in the amount of $2,000,000

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS owed by the Company to IVD. Each share of Series E Preferred Stock is convertible into a number of shares of Common Stock determined by dividing $1,000 by the conversion price in effect on the conversion date. During certain periods, the conversion price is equal to the market price of the Company's Common Stock and ranges between $1.60 and $3.00; after such period, the conversion price is equal to $3.00.

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

In June 1998, the Company sold an aggregate of 7,000 shares of its Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") with a stated value of $100 per share and detachable warrants to purchase an aggregate of 350,000 shares of the Company's common stock at an exercise price of $2.00 per share to eight investors, including certain directors of the Company and their affiliates, for a total consideration of $700,000 less related expenses of $76,227. Each share of Series A Preferred Stock is convertible into 50 shares of the Company's common stock, subject to adjustment. The Company authorized 20,000 shares and the terms of the Series A Preferred Stock require the Company to redeem the Series A Preferred Stock in May 2003. In the fourth quarter of fiscal 1999, these shares were exchanged for an equivalent number of shares of Series AA Convertible Redeemable Preferred Stock ("Series AA Preferred Stock"). The terms of the Series AA Preferred Stock are identical to those of the Series A Preferred Stock except that the Series AA Preferred Stock does not provide for mandatory redemption and provides for the issuance of common stock dividends.
In December 1998, the Company granted 750 shares of Series AA Preferred Stock to a supplier for satisfaction of accounts payable.

On December 28, 1998, in connection with the Videoland acquisition, the Company issued 76,000 shares of the Company's Series B Voting Convertible Redeemable Preferred Stock with a stated value of $100 per share (200,000 shares authorized). A portion of the 76,000 shares of the Company's Series B Preferred

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock issued to the former owners as part of the consideration for the acquisition has been pledged to the Company in order to secure Videoland's existing shareholder receivable in the amount of $1,370,673. In the event the trading price of the Company's common stock for any period of 20 consecutive trading days during the five year period commencing December 28, 1998 is equal to or exceeds $3.1667, then the Company may, at its option, receive the number of outstanding shares of the Series B Preferred Stock then held by the former owners determined by dividing (i) the total amount of the outstanding receivable by (ii) $100, or any lesser number of outstanding shares of Series B Preferred Stock then held by the former owners, in exchange for full or partial satisfaction of the applicable amount then owed. Not withstanding the foregoing, in the event such trading price for any period of 20 consecutive trading days during the five year period commencing December 28, 1998 does not equal or exceed $3.1667, then at the end of such five year period, the Company shall forgive the $1,370,673 receivable balance outstanding. This receivable has been recorded as a reduction against the carrying value of the Company's Series B Convertible Redeemable Preferred Stock.

The holders of these shares shall have the right to convert all or any shares into duly authorized, validly issued, fully paid and nonassessable shares of common stock of the Company. Each share of Series B Preferred Stock shall be converted into a number of shares of common stock determined by dividing (i) $100 by (ii) the conversion price initially set at $3.1667. The outstanding shares of Series B Preferred Stock may be redeemed, in whole or in part, at any time at the option of the Company for cash at $100 per share, plus, in each case, all declared and unpaid dividends thereon, if any, to the redemption date. The holders of the outstanding shares shall be entitled to receive when, as and if declared by the Board of Directors, cumulative dividends at an annual rate of 8.0% of the stated value per share. In the event the Company is unable to pay such dividends in cash, the Company may pay such dividends in shares of common stock of the Company. The holders of these shares agreed to waive and discharge the Company of its obligation to pay such dividends during the period January 1999 to June 1999 in exchange for a monthly consultant fee of $50,667 per month.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Dividends - The Company issued 454,720 shares of the Company's Common Stock to two holders of the Company's Series B Convertible Redeemable Preferred Stock as stock dividends with respect to the Series B Preferred Stock. The stock dividends are issued on monthly basis commencing in June 1999 through June 2018, unless the two holders convert the preferred stock to common stock.

The Company issued 60,289 shares of the Company's Common Stock to various shareholders as stock dividends with respect to the Company's Series AA Convertible Redeemable Preferred Stock. The stock dividends are issued semi-annually in June and November.

Common Stock Warrants - In December 1999, the Company issued warrants to purchase 2,000,000 shares of the Company's Common Stock, at an exercise price of $.875 per share (1,000,000 shares to Ingram Entertainment and 1,000,000 shares to an officer of the Company). Ingram Entertainment agreed to provide an additional $2 million trade credit to the Company of which up to $1 million was guaranteed by an officer of the Company.

In May through November 1999, the Company issued warrants to purchase an aggregate of 339,812 shares of the Company's Common Stock, at an exercise price of $2, to several vendors and consultants, for services provided to the Company.

In June 1999, the Company, in conjunction with the issuance of 2000 shares of the Company Series E Convertible Redeemable Preferred Stock, issued warrants to purchase 50,000 share of the Company's Common Stock, at an exercise price of $2,
to a supplier.   The preferred stock and the detachable warrants were issued in consideration of outstanding trade payable in the amount of $2 million.

In April 1999, the Company, in conjunction with a $1.7 million note assumed during the Video Galaxy acquisition, issued warrants to purchase 474,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, to a major supplier.

In March 1999, the Company, in conjunction with the Video Galaxy acquisition, issued warrants to purchase 500,000 shares of the Company's Common Stock, at an exercise price of $2,00 per share, to a major supplier.

In March 1999, the Company, in conjunction with a $3.6 million note assumed by the Company during the acquisitions of Sulpizio One, Old Republic Entertainment, Video Tyme and Videoland, issued warrants to purchase 561,725 shares of the Company's Common Stock at an exercise price of $2.00 per share, to a major
supplier.   The warrants were issued provided that the supplier extend the terms of a demand note, assumed by the Company, through June 30, 1999. The number of warrants increased on July 1, 1999 to 1,048,451 since the demand note remained outstanding.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Option Plan - The stock option plans adopted by the Company allow the Company to grant up to 5,364,000 stock options to qualified employees, directors, and affiliates. A summary of the Company's warrant and stock option activity and related information is presented in the following table:

                                         Year Ended January 31,     Year Ended January 31,   Year Ended January  31,
                                                    2000                    1999                   1998
                                      --------------------------  -----------------------  -------------------------
                                                   Weighted                   Weighted                   Weighted
                                                   Average                    Average                    Average
                                                   Exercise                   Exercise                   Exercise
                                         Shares     Price           Shares      Price        Shares       Price
                                     -----------  ---------     ------------   -------       ------    -------------
Outstanding at beginning of year       5,183,651     $  1.63      3,947,435     $  1.47      3,549,997    $  1.45

Granted                                6,985,017        1.85      1,756,936        1.41        397,438       1.65

Exercised                               (123,077)        .33              -           -              -          -

Cancelled                               (466,443)       2.00       (520,720)       0.01              -          -
                                     ===========     =======      =========     =======      =========    =======

Outstanding at end of year            11,579,148     $  1.73      5,183,651     $  1.59      3,947,435    $  1.47
                                     ===========     =======      =========     =======      =========    =======

Options exercisable at year end        8,960,138     $  1.75      4,142,265     $  1.49      3,320,881    $  1.36
                                     ===========     =======      =========     =======      =========    =======

Information relating to warrants and stock options at January 31, 2000 summarized by exercise price is presented in the following table:

                                   Outstanding                                                          Exercisable
----------------------------------------------------------------------------------        -------------------------------------
                                                 Weighted
                                                 Average                Weighted                                     Weighted
                                                Remaining               Average                                      Average
   Exercise Price                              Contractual              Exercise                                     Exercise
     Per Share                Shares               Life                  Price                  Shares                Price
--------------------    ---------------    -----------------       ---------------        ---------------       ---------------
$0.10 to $0.87                3,050,840         5.5 years          $          0.73              2,050,840       $           .65
 1.00 to 1.03                   531,760         1.9 years                     1.02                531,760                  1.02
 2.00 to 2.00                 5,828,279         5.0 years                     2.00              4,734,269                  2.00
 2.25 to 3.00                 2,036,786         4.8 years                     2.54              1,511,786                  2.60
 3.04 to 3.04                   131,483         .33 years                     3.04                131,483                  3.04
--------------------    ---------------    -----------------       ---------------        ---------------       ---------------
                             11,579,148         4.9 years          $          1.73              8,960,138       $          1.75
                        ===============    =================       ===============        ===============       ===============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                           Year Ended                Year Ended                Year Ended
                                                        January 31, 2000          January 31, 1999          January 31, 1998
                                                     ------------------        ------------------        -------------------
Net income (loss)                  As reported       $      (32,765,625)        $         11,134         $       (2,975,315)
                                    Pro forma               (33,494,742)                (184,277)                (2,988,270)

Basic earnings (loss) per share    As reported       $            (2.29)                    0.00         $            (0.30)
                                    Pro forma                     (2.31)                   (0.01)                     (0.30)

The fair value of options granted during the years ended January 31, 2000 are estimated on the date of grant utilizing a Black-Scholes pricing model over the expected life of the options ranging from 1 to 5 years, expected volatility of 70%, risk-free interest rate of 5.14%, and a 0% dividend yield. The weighted average fair value of options granted was $0.47.

The fair value of options granted during the year ended January 31, 1999 is estimated on the date of grant utilizing a Black-Scholes pricing model over the expected life of the options ranging from 3 to 5 years, expected volatility of 70%, risk-free interest rates ranging from 4.45% to 5.61%, and a 0% dividend yield. The weighted average fair value of options granted was $0.54.

The fair value of options granted during the year ended January 31, 1998 is estimated on the date of grant utilizing a Black-Scholes pricing model over the expected life of the options ranging from 3 to 5 years, expected volatility of 0%, risk-free interest rates ranging from 5.38% to 5.69%, and a 0% dividend yield. The weighted average fair value of options granted was $0.42.

NOTE 13--EARNINGS PER SHARE

The following table summarizes the calculation of the Company's basic and diluted earnings per share for the periods presented:

                                     Year Ended January 31, 2000      Year Ended January 31, 1999     Year Ended January 31, 1998
                                  --------------------------------  ------------------------------  ------------------------------
                                                             Per                            Per-                             Per
                                  Income                    Share      Income              Share     Income                 Share
                                  (Loss)       Shares       Amount     (Loss)     Shares   Amount     (Loss)     Shares     Amount
                                  ---------  ----------  ---------  ---------  ---------  --------  -----------  --------- -------

Basic EPS
---------
Income (loss) available to
common stockholders:
 Net income (loss)             $(33,258,147)  14,509,555  $  (2.29)  $  11,134  12,091,467  $ 0.00  $(2,975,315)  9,770,594  $(0.30)

Effect of Dilutive Securities:
 Incremental shares from

   common stock options,
   warrants, and preferred
   stock outstanding                      -            -         -           -   1,336,911       -            -           -       -
                               ------------  -----------  --------   ---------  ----------  ------  -----------  ----------  ------

Diluted EPS
------------------------------
Income (loss) available to                -            -         -           -           -       -            -           -       -
 common stockholders
   Net income (loss)           $(33,258,147)  14,509,555   $ (2.29)   $ 11,134  13,428,378  $ 0.00  $(2,975,315)  9,770,594  $(0.30)
                               ------------  -----------  --------   ---------  ----------  ------  -----------  ----------  ------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 1998 and 2000, all outstanding common stock options, warrants and preferred stock were not included in the computation of diluted earnings per share because the effect of the exercise and/or conversion would have an antidilutive effect on earning per share.

In fiscal 1999, warrants to purchase 15,000 shares at $1.00, 54,360 shares at $1.03, 724,150 shares at $2.00, 200,000 shares at $2.25, 200,000 shares at
$2.50, and 131,483 shares at $3.04 were outstanding, but were not included in the computations of diluted earnings per share because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.

NOTE 14--FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Long-term debt:   Estimated based upon current market borrowing rates for loans with similar terms and maturities.

Revolving credit facility: Estimated based upon variable interest rates for facilities with similar terms and maturities.

The estimated fair values of the Company's financial instruments are as follows:

                                           January 31, 2000                      January 31, 1999
                                  --------------------------------      --------------------------------
                                      Carrying                              Carrying
                                       Amount           Fair Value           Amount           Fair Value
                                  -------------      -------------      -------------      -------------
Financial Liabilities:
   Long-Term Debt               $  6,796,985           6,796,985        $  3,761,833        $  3,761,833
   Senior Secured Revolving
      Credit Facility           $  9,769,574           9,769,574        $ 16,044,502        $ 16,044,502

NOTE 15--WRITEDOWN OF FILM LIBRARY

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

NOTE 16--PENDING MERGER

On August 1, 1999, the Company and West Coast Entertainment Corporation, entered into an Agreement and Plan of Merger ("Pending Merger"). Under the terms of the Merger Agreement, upon consummation of the merger, each share of West Coast common stock will be converted for not less than 0.25 and no more than 0.333 shares of Video City common stock. In addition, each share West Coast common stock will receive .05 shares of Video City Series F convertible redeemable preferred stock. The merger will be accounted for as a purchase.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 3, 2000, Video City and West Coast entered into a Management Agreement (Note 17) and amended the Agreement and Plan of merger entered into in August 1999, to provide that the "Outside Date," as defined in the Merger Agreement, shall be August 31, 2000. The consummation of the previously reported merger is subject to certain terms and conditions set forth in the Merger Agreement, including the approval of the transactions by the stockholders of Video City and West Coast and the approval by creditors and other third parties.

NOTE 17--SUBSEQUENT EVENTS

Management agreement - On March 3, 2000, Video City and West Coast Entertainment Corporation ("West Coast") entered into a Management Agreement, pursuant to which Video City will manage and operate West Coast's business until the closing of the proposed merger between Video City and West Coast. The Management Agreement provides that West Coast shall pay management fees for Video City's management services in amount equal to certain percentages of gross revenues actually collected from the West Coast business less all costs and expenses of West Coast incurred and paid in the ordinary course of business (in no event should the management fee paid by West Coast to Video City be less than $400,000 per calendar month). West Coast may terminate the Management Agreement on or after August 31, 2000. Concurrent with the execution of the Management Agreement, the directors and executive officers of West Coast resigned and Video City moved its principle executive offices from Torrance, California to Philadelphia, Pennsylvania. The Company entered into non-compete agreements with former members of West Coast's management that require annual payments of approximately $800,000 over 3 years.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring - In March 2000, after entering into the Management Agreement with West Coast and in anticipation of the proposed merger between the Company and West Coast, the Company's management, in an effort to improve the performance of its operations, decided to move its corporate facility and streamline its corporate expenses. As a result of restructuring its operations, the Company will recognize a charge of approximately $1.5 million in the first quarter of fiscal 2001. The restructuring charge will mainly consist of severance obligations to employees, lease liability for the executive offices in Torrance, California, and a non-cash write down of leasehold improvements for the Torrance facility.

Forbearance Agreement - On March 9, 2000, the Company entered into a second Forbearance Agreement with BankBoston related to the Senior Secured Revolving Credit Facility, after the September 10, 1999 Forbearance Agreement expired (Note 8). Subject to the terms of the new Forbearance Agreement, the Credit Facility is limited to $10,750,000, and the financial performance covenants have been revised. As of May 10, 2000, the Company is in compliance with the financial covenants set forth in the Forbearance Agreement. The Forbearance Agreement expires July 31, 2000 but may be extended by August 15, 2000, if the lender is satisfied, in its sole discretion, that the closing of any sale of stores (see "Divestiture of Stores") which will result in the payment of the outstanding bank debt.

  Divestiture of stores - The Company is negotiating the sale of a significant number of its stores and is entertaining several offers. The stores for sale were strategically selected, to concentrate the Company's operations in an efficient geographic area. The anticipated proceeds from the divestiture will be used to eliminate the Company's indebtedness to its credit facility and to improve its liquidity and working capital. In addition, under the Pending Merger and Management Agreement with West Coast, the Company is currently negotiating to divest a number of West Coast's video stores, with the proceeds being used to pay the cash portion necessary to complete the restructuring of West Coast's indebtedness and the merger. The Company believes that the successful implementation of these plans will permit the merger to proceed and will result in a stronger combined company. There can be no assurance that these objectives can be successfully completed or that the resultant company will be profitable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VIDEO CITY, INC.



                                 By    /s/Robert Y. Lee
                                   -----------------------------
                                   Robert Y. Lee
                                   Chairman of the Board
                                   and Chief Executive Officer
Date:  May 10, 2000

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

               Signature                            Title                                   Date
               ---------                            -----                                   ----

   /s/ Robert Y. Lee
---------------------------------------   Chairman of the Board and                        May 10, 2000
Robert Y. Lee                             Chief Executive Officer (Principal
                                          Executive Officer)
   /s/ Robert Y. Lee
---------------------------------------   Acting Chief Financial Officer                   May 10, 2000
Robert Y. Lee                             (Principal Financial and Accounting
                                          Officer)
   /s/ James Craig Kelly
---------------------------------------   Director                                         May 10, 2000
James Craig Kelly

   /s/ David A. Ballstadt
---------------------------------------   Director                                         May 10, 2000
David A. Ballstadt

  /s/  Michael T. Anderson
---------------------------------------   Director                                         May 10, 2000
Michael T. Anderson

  /s/ Barry L. Collier
---------------------------------------   Director                                         May 10, 2000
Barry L. Collier

  /s/ Charles E. Cooke
---------------------------------------   Director                                         May 10, 2000
Charles E. Cooke

  /s/ John T. Sheehy
---------------------------------------   Director                                         May 10, 2000
John T. Sheehy

  /s/ Gerald W.B. Weber
---------------------------------------   Director                                         May 10, 2000
Gerald W.B. Weber
