Form 10-K405/A
period 2000-01-31
VIDEO CITY INC
filed 2000-05-30
CIK 773135

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

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ____________ to _______________.

                       Commission File Number:  0-14023

                               VIDEO CITY, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                           95-3897052
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification No.)


 9998 Global Road, 2/nd/ Floor, Philadelphia,            19115
          Pennsylvania
  (Address of principal executive offices)             (Zip Code)

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

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of May 10, 2000, was approximately $2,882,573. The number of shares of common stock outstanding on May 10, 2000 was 16,107,998 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     Documents incorporated by reference:  None.

                                   PART III

     Safe Harbor Statement under the Private Securities Litigation Reform Act
     ------------------------------------------------------------------------
     of 1995.
     --------

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management of the Company

     The following sets forth certain information with respect to the directors and executive officers of Video City, Inc. (the "Company"):


    Name                                 Age           Positions with the Company                        Director
    ----                                 ---           --------------------------                         Since
                                                                                                          -----
Robert Y. Lee                            37            Chairman of the Board and                           1997
                                                       Chief Executive Officer
Richard Gibson                           37            President and Chief Operating Officer                 --
Timothy J. Denari (1)                    41            Chief Financial Officer                               --
James Craig Kelly                        42            Executive Vice President and Director               1997
Young J. Kim (2)                         31            Senior Vice President, General Counsel and
                                                       Secretary                                             --
David A. Ballstadt                       60            Director                                            1998
Michael T. Anderson                      37            Director                                            1997
Barry L. Collier                         57            Director                                            1997
Charles E. Cooke                         38            Director                                            1997
John T. Sheehy                           57            Director                                            1997
Gerald W. B. Weber                       49            Director                                            1997

______________________

(1)  Mr. Denari resigned as Chief Financial Officer in March 2000.
(2) Mr. Kim resigned as Senior Vice President, General Counsel and Secretary in March 2000

     Robert Y. Lee has served as the Company's chairman of the board and chief executive officer since the merger of the Company's predecessor, Lee Video City, Inc. ("Lee Video City"), with and into Prism Entertainment Corporation ("Prism") in January 1997. Mr. Lee founded Lee Video City, Inc. and served as its chairman of the board and chief executive officer since its inception in February 1990. Mr. Lee purchased his first video store in 1983, and during the 1980s opened and acquired more than 20 video stores in Southern California.

     Richard Gibson has served as the Company's president and chief operating officer since June 1999. Prior to joining the Company, Mr. Gibson served as global controller for Nike Retail, an $800 million division of Nike, Inc., where he was head of financial operations and strategic planning. These included director of finance for the U.K. Film Distribution Division, European Director of Finance and Operations of Warner Brothers European Studio Stores, and finally four year as Vice President of Warner Brothers Studio Stores International Division.

     Timothy J. Denari has served as the chief financial officer of the Company since October 1997 to March 2000. Prior to joining the Company, he was the corporate controller for Fleet Card Fuels, a $100 million fuel sales corporation. Between 1993 and 1995, he was the chief financial officer and controller of the Company's predecessor, Lee Video City. Between 1990 and 1993, Mr. Denari was an account executive for Merrill Lynch and Shearson Lehman, managing over $30 million in private client assets. Between 1985 and 1990, he was vice president of the Bank of Stockdale. In March 2000, Mr. Denari resigned from his position as chief financial officer.

     James Craig Kelly has served as a senior vice president and as a director of Video City since the Prism merger in January 1997, and as its secretary from January 1997 to April 16, 1997 and from November 20, 1997 to March 25, 1999. Since July 1999 Mr. Kelly has served as an executive vice president of Video City. Mr. Kelly served as the chief operating officer of Lee Video City from 1992 until the Prism merger, and as chief operating officer of Video City from the Prism merger to July 1999. For fifteen years, Mr. Kelly held various positions with Wherehouse Entertainment, a $500 million revenue retailer of music and video products, including director of loss prevention from 1982 to 1984, and vice president and regional manager from 1984 to 1991.

     Young J. Kim has served as the senior vice president and general counsel of the Company since September 1998 and as the secretary of the Company since March 1999. Prior to joining the Company, he practiced corporate law at the law firm of Troy & Gould since February 1996. From 1994 to 1996, Mr. Kim was an associate at the law firm of Latham and Watkins. In March 2000, Mr. Kim resigned from his position as Senior Vice President, General Counsel and Secretary.

     David A. Ballstadt has served and as a director of the Company since the acquisition by the Company of its subsidiaries, Adventures in Video, Inc. and KDDJ Investments, Inc., in March 1998. Mr. Ballstadt served as president of the Company from January 1997 to January 1999. Mr. Ballstadt founded and served as the president and chief executive officer of Adventures in Video, Inc. and KDDJ Investments, Inc. until their sale to the Company.

     Michael T. Anderson has served as a director of the Company since the Prism merger in January 1997. Mr. Anderson is a partner in the law firm of Troop Meisinger Steuber & Pasich, LLP, in Los Angeles, California, where he specializes in commercial litigation. Prior to joining this firm, Mr. Anderson was associated with the law firm of DeCastro, West, Chodorow & Burns, and was also an associate at the Boston Consulting Group, a management consulting firm.

     Barry L. Collier has served as a director of the Company since the Prism merger in January 1997. Mr. Collier served as the president, chief operating officer and as a director of Prism since its inception in 1984 until the Prism merger, and as president of Video City from January 1997 to July 1999. He served as the secretary of Prism from 1984 to 1985 and was appointed as the chief executive officer of Prism from 1985 until the Prism merger. Mr. Collier served as the chairman of the board of Prism from 1990 until 1994. Prism filed a voluntary petition under Chapter 11 of the Bankruptcy Code in December 1995 and emerged from Chapter 11 upon the consummation of the Prism merger.

     Charles E. Cooke has served as a director of the Company since the Prism merger in January 1997. Mr. Cooke is a principal of Cooke & Grace Properties which owns, manages, sells and leases commercial real property. From 1985 to 1994, Mr. Cooke was affiliated with Dobson & Johnson, Inc. as a commercial real estate broker. Mr. Cooke currently serves as a director of Nashville Bank of Commerce, a publicly-held company.

     John T. Sheehy has served as a director of the Company since November 1997. Mr. Sheehy has been the managing director of The Value Group, LLC, an investment banking firm, since April 1997. Mr. Sheehy currently serves as a director of The First Australia Fund, Inc., The First Australia Prime Income Fund, Inc., The First Commonwealth Fund, Inc. and The First Australia Prime Income Investment Company Limited, all of which are publicly-held companies.

     Gerald W. B. Weber has served as a director of the Company since the Prism merger in January 1997. Since October 1998, Mr. Weber has served as a chief operating officer of CarSpa, Inc. Mr. Weber was the Senior Vice President of Retail Operations of AutoNation USA, where he was responsible for all AutoNation USA retail operations, including sales, training, planning, hiring and loss prevention. Prior to joining AutoNation USA, Mr. Weber held various management positions with Blockbuster Entertainment, including Zone Vice President of the East and Southeast Regions, vice president of operations, and senior vice president of domestic retail for the video retail division and president of Blockbuster Music.

     Video City, Robert Y. Lee, Barry L. Collier and Ingram Entertainment, Inc. ("Ingram") have entered into a Stockholders Agreement, dated as of January 8, 1997, which provides that the Company's Board of Directors shall consist of eight members and that Ingram, Mr. Lee and Mr. Collier shall collectively vote their shares in favor of two designees of Ingram, four designees of Mr. Lee and two designees of Mr. Collier. Of the present Board of Directors, Charles E. Cooke and Michael T. Anderson are the designees of Ingram; Mr. Lee, James Craig Kelly and John T. Sheehy are the designees of Mr.Lee; and Barry L. Collier and Gerald W. B. Weber are the designees of Mr. Collier. Effective December 1999, Stephen C. Lehman, who had been a designee of Mr. Lee, resigned from the board and has not been replaced. With the resignation of Mr. Lehman, the Board was decreased to eight members. The same parties also entered into an Override Agreement, dated November 19, 1996 (the "Override Agreement"), which provides, subject to certain exceptions, that without the written consent of Ingram, the Company shall not enter into a merger or a sale or transfer of all or substantially all of its assets, or make any material change in the nature of its business as now conducted, or change the form of organization of its business; and that without unanimous approval of the Board of Directors, the Company shall not enter into any line of business other than the sale and rental of video product and related goods, the completion of one film that the Company's predecessor, Prism Entertainment Corporation, had under way, and the exploitation of Prism's film library; these provisions will remain in force until the later of the payment in full of the Company's $1,500,000 debt to Ingram (which was paid in full on March 25, 1998), or such time as Ingram's beneficial ownership interest in the Company's common stock, on a fully diluted basis, is 4 percent or less.

     Directors serve until the next annual meeting of the Company's stockholders or until their successors are elected or appointed. Officers are elected by and serve at the discretion of the Board of Directors.

Meetings; Attendance; Committees

     During the fiscal year ended January 31, 2000, the Board of Directors of the Company met five times. Mr. Lehman was unable to attend 3 meetings and Mr. Anderson was unable to attend 2 meetings. No other incumbent member who was a director during the past fiscal year attended fewer than 75% of the aggregate of all meetings of the Board of Directors and all meetings of the committees of the Board of Directors on which he served.

     The Company's compensation committee was formed to make recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company, including the grant of stock options to the Company's executive officers under the Company's stock option plans. The compensation committee currently consists of Charles E. Cooke, Michael T. Anderson and John
T. Sheehy. The audit committee reviews the scope of the audit and other accounting related matters. The Company's audit committee currently consists of Michael T. Anderson and of its Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and greater than 10 percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the fiscal year ended January 31, 2000, its directors, executive officers and 10 percent stockholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the exception of the following: each of the non-employee members of the Video City board reported the grant of director stock options on a late Form 5; and certain members of the Video City board who invested in Video City reported their investment in preferred stock and warrants on Video City on a late Form 5.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the fiscal years ended January 31, 2000, January 31, 1999 and January 31, 1998 paid by the Company to its chief executive officer and the other executive officers of the Company who earned in excess of $100,000 (collectively, the "Named Executive Officers") based on salary and bonus for the fiscal year ended January 31, 2000:

         Name and                                                                       Long-Term
    Principal Position                       Annual Compensation(1)                    Compensation
---------------------------   -------------------------------------------------      ----------------
                                                                                        Securities
                                    Period                                              Underlying
                                    Ended             Salary($)       Bonus             Options (#)
                              --------------------  -------------  ------------      ----------------
Robert Y. Lee                 January 31, 2000       $    231,000            --                    --
 Chief Executive Officer      January 31, 1999            178,000   $    30,000                    --
                              January 31, 1998            178,000            --                    --

Richard Gibson                January 31, 2000            145,000            --               600,000
 President
 Chief Operating Officer

Young J. Kim (4)              January 31, 2000            115,000            --                    --
 Senior Vice President        January 31, 1999             42,000            --               100,000
 General Counsel                                                             --
 Secretary

James Craig Kelly (2)         January 31, 2000            168,000            --                    --
 Executive Vice President     January 31, 1999            120,000        20,000                    --
                              January 31, 1998            120,000            --               761,600

Timothy J. Denari(3)          January 31, 2000            160,000            --                    --
 Chief Financial Officer      January 31, 1999            117,500        20,000               250,000
                              January 31, 1998             39,166            --                    --

_____________________________

(1) The compensation described in this table does not include medical insurance, retirement benefits and other benefits received by the foregoing executive officers which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the foregoing executive officers of the Company, the value of which did not exceed the lesser of $50,000 or 10% of the executive officer's cash compensation in the table.
(2)  Mr. Kelly served as executive vice president since July 1999.
(3) Mr. Denari served as the chief financial officer of the Company from October 1997 to July 1999. He was reinstated as chief financial officer of the Company in December 1999, and then resigned in March 2000.
(4) Mr. Kim served as senior vice president and general counsel since September 1998 and as secretary since March 1999. In March 2000, Mr. Kim resigned as senior vice president, general counsel and secretary.

Option Grants

The following table sets forth certain information regarding grants of options to the Named Executive Officers during the fiscal year ended January 31, 2000:


                       Option Grants In Last Fiscal Year

                                                                                                   Potential Realizable
                             Number of          % of Total                                           Value at Assumed
                            Securities           Options                                           Annual Rates of Stock
                            Underlying          Granted to         Exercise                        Price Appreciation for
                             Options           Employees in         Price         Expiration          Option Term/(1)/
                                                                                                      ----------------
        Name                Granted (#)         Fiscal Year       ($/Share)          Date           5%($)         10%($)
        ----                -----------         -----------       ---------          ----           -----         ------
Robert Y. Lee              750,000/(3)/                10.9%       $   2.00           5/9/04         $  0          $   0
Richard Gibson             200,000/(4)/                 2.9%       $   2.00         11/30/04         $  0          $   0
Richard Gibson             200,000/(5)/                 2.9%       $  2.312          11/1/09         $  0          $   0
Richard Gibson             200,000/(6)/                 2.9%       $  2.312          6/15/09         $  0          $   0
Timothy J. Denari          250,000/(2)/                 3.6%       $   2.00         12/31/02         $  0          $   0

____________________________
(1) Sets forth potential option gains based on assumed annualized rates of stock price appreciation from the market price ($0.8125) at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission, and do not represent Video City's estimate or projection of future Common Stock prices.

(2) 125,000 of the options are exercisable beginning on October 1, 1998, and the remaining options are exercisable beginning on October 1, 1999.

(3) 500,000 of the options are exercisable beginning May 10, 1999, and the remaining options are exercisable beginning May 10,2000.

(4)  200,000 of the options are exercisable beginning December 1, 1999.

(5) 50,000 of the options are exercisable beginning November 1, 2000, 50,000 of the options are exercisable beginning November 1, 2001, 50,000 of the options are exercisable beginning November 1,2002, and the remaining options are exercisable beginning November 1, 20003.

(6) 100,000 of the options are exercisable beginning June 16, 2000, and the remaining options are exercisable beginning June 16, 2001.

Option Exercises and Fiscal Year-End Values

     No stock options were exercised by any of the Named Executive Officers during the fiscal year ended January 31, 2000. The following table sets forth certain information regarding stock options held by the Named Executive Officers as of January 31, 2000:


                                         Fiscal Year-End Options
                                          Number of Securities
                                         Underlying Unexercised                 Value of Unexercised
                                            Options at Fiscal                 In-the-Money Options at
     Name                                     Year-End (#)                     Fiscal Year End ($)(1)
     ----                          -----------------------------------    ---------------------------------
                                      Exercisable      Unexercisable         Exercisable      Unexercisable
                                      -----------      -------------         -----------      -------------
     Robert Y. Lee...............          500,000           250,000                    --               --
     Young J. Kim................           50,000            50,000               $ 1,500               --
     James Craig Kelly...........          761,600                --               $22,830               --
     Richard Gibson                        200,000           400,000                    --               --
     Timothy J. Denari...........          250,000                --                    --               --

___________________
(1) Amounts are shown as the positive spread between the exercise price and the last sale price of the Company's Common Stock as reported on the OTC Bulletin Board on January 31, 2000 ($0.54).

Director Compensation

     Directors, other than directors who are employees of Video City, receive cash compensation in the amount of $5,000 per year for serving on the Video City board and are also entitled to participate in Video City's stock option plans and from time to time to receive grants of options thereunder to purchase shares of Video City's common stock. In February and June 1998, Stephen C. Lehman, Gerald W. B. Weber, Charles E. Cooke, Michael T. Anderson and John T. Sheehy each received options to purchase 5,000 and 15,000 shares, respectively, of Video City's common stock at $2.00 per share. In March 1999, Messrs. Lehman, Weber, Cooke, Anderson and Sheehy each received options to purchase 20,000 shares of Video City's common stock at $2.00 per share. Messrs. Lehman and Weber received additional compensation as consultants pursuant to consulting agreements entered into with Video City. See "Certain Relationships and Related Transactions."

Employment Agreements

     The Company entered into an employment agreement (the "Gibson Employment Agreement") with Richard Gibson pursuant to which Mr. Gibson served as president and chief operation officer of the Company for a term of two years commencing June 1999. The Gibson Employment Agreement provided a base salary of $250,000 per year and annual bonuses dependent on achieving certain earnings targets, non of which were achieved. The Gibson Employment Agreement also provides that Mr. Gibson shall be entitled to certain fringe benefits including payments of reasonable automobile expenses.


     The Company entered into an employment agreement (the "Lee Employment Agreement") with Robert Y. Lee pursuant to which Mr. Lee served as the chairman of the board and chief executive officer of the Company for a term of three years commencing January 1997. The Lee Employment Agreement provided for a base salary of $178,000 per year and annual bonuses dependent on achieving certain earnings targets, non of which were achieved. Mr. Lee's compensation was increased, upon approval of the board of directors, to a base salary of $231,000 per year in February 1999. The Lee Employment Agreement also provided that Mr. Lee shall be entitled to certain fringe benefits including payments of up to $500 per month for the use of an automobile. The Lee Employment Agreement expired on January 31, 2000 and a new employment agreement is under negotiation.

     The Company entered into an employment agreement (the "Kelly Employment Agreement") with James Craig Kelly pursuant to which Mr. Kelly served as the senior vice president of Video City for a term of three years commencing January 1997. The Kelly Employment Agreement provided for a base salary of $120,000 per year and annual bonuses dependent on achieving certain earnings targets, non of which were achieved. Mr. Kelly's compensation was increased, upon approval of the board of directors, to a base salary of $168,000 per year in February 1999. The Kelly Employment Agreement also provides that Mr. Kelly shall be entitled to certain fringe benefits including payments of up to $500 per month for the use of an automobile. The Kelly Employment Agreement expired on January 31, 2000. The Company entered into a new employment agreement with Mr. Kelly pursuant to which Mr. Kelly served as executive vice president of Video City for a term of two year commencing January 2000. Mr. Kelly's new employment agreement provided for a base salary of $168,000 per year, annual bonuses dependent on achieving certain earning targets and certain fringe benefits including an allowance for the use of an automobile and payments of up to $3,500 per month for a housing allowance related to the Company's relocation from Torrance, California to Philadelphia, Pennsylvania.

     Video City entered into an employment agreement (the "Denari employment agreement") with Timothy J. Denari pursuant to which Mr. Denari served as an officer of Video City for a term of two years commencing January 1998. The Denari employment agreement provided for a base salary of $117,500 per year and annual bonuses dependent on achieving certain earnings targets, non of which were achieved. Mr. Denari's compensation was increased, upon approval of the board of directors, to a base salary of $160,000 per year in February 1999. The Denari employment agreement also provides that Mr. Denari shall be entitled to certain fringe benefits including payments of up to $500 per month for the use of an automobile. The Denari Employment Agreement expired in January 2000 and Mr. Denari resigned in March 2000.

Stock Option Plan

     1996 Stock Option Plan. In November 1996, the Video City board and shareholders of Video City's predecessor, Lee Video City, adopted its 1996 Stock Option Plan. The 1996 Stock Option Plan, which was assumed by Video City, provides for the grant of options to directors, officers, other employees and consultants of Video City to purchase up to an aggregate of 1,000,000 shares of its common stock. The purpose of the 1996 Stock Option Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, Video City. The 1996 Stock Option Plan is administered by the Video City board or a committee of the board, which has discretion to select optionees and to establish the terms and conditions of each option, subject to the provisions of the 1996 Stock Option Plan. Options granted under the 1996 Stock Option Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code"), or nonqualified options.

     The exercise price of incentive stock options may not be less than the fair market value of Video

City common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10 percent of the total combined voting power of all classes of capital stock of Video City). The Code currently limits to $100,000 the aggregate value of Video City common stock that may become exercisable in any one year pursuant to incentive stock options under the 1996 Stock Option Plan or any other option plan adopted by Video City.

     Nonqualified options may be granted under the 1996 Stock Option Plan at an exercise price of not less than 85% of the fair market value of Video City common stock on the date of grant. Nonqualified options may be granted without regard to any restriction on the amount of Video City common stock that may become exercisable pursuant to such options in any one year. Options may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10 percent of the total combined voting power of all classes of capital stock of Video City), or such lesser period of time as is set forth in the applicable stock option agreement. Options granted under the 1996 Stock Option Plan generally are nontransferable except by will or by the laws of descent and distribution. Shares subject to options that expire unexercised under the 1996 Stock Option Plan are available for future grant under the 1996 Stock Option Plan. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as recapitalizations, stock splits or stock dividends. The 1996 Stock Option Plan is effective for ten years, unless sooner terminated or suspended.

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

     1998 Stock Option Plan. In June 1998, Video City's board unanimously approved Video City's 1998 Stock Option Plan. In August 1998 Video City's shareholders approved the 1998 Stock Option Plan. The purpose of the 1998 Stock Option Plan is to enable Video City to attract and retain top-quality employees, officers, directors and consultants and to provide them with an incentive to enhance shareholder return. The 1998 Stock Option Plan originally provided for the grant of options to officers, directors, other employees and consultants of Video City to purchase up to an aggregate of 1,200,000 shares of Video City common stock. In March 1999, the Video City board increased the number of shares covered under the 1998 Stock Option Plan to 2,700,000. The 1998 Stock Option Plan is administered by the Video City board or a committee of the Board, and is currently administered by the compensation committee of the Video City board, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1998 Stock Option Plan. Options granted under the 1998 Stock Option Plan may be "incentive stock options" as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

     The exercise price of incentive stock options may not be less than the fair market value of Video City's common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of Video City). The Code currently limits to $100,000 the aggregate value of Video City common stock that may become exercisable for the first time in any one year pursuant to incentive stock options under the 1998 Stock

Option Plan or any other option plan adopted by Video City. Nonqualified options may be granted under the 1998 Stock Option Plan at an exercise price less than the fair market value of Video City common stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Video City common stock that may become exercisable pursuant to such options in any one year.

     In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination would immediately terminate, and any options that are exercisable would terminate 90 days (six months in the case of termination by reason of death or disability) following termination of employment.

     Options may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of Video City). Options granted under the 1998 Stock Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1998 Stock Option Plan, shares subject to cancelled or terminated options are available for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as recapitalizations, stock splits or stock dividends. The 1998 Stock Option Plan is effective for ten years, unless sooner terminated or suspended. The 1998 Stock Option Plan provides that options covering no more than 600,000 shares of Video City common stock may be granted to any one employee in any twelve month period. In accordance with Rule
260.140.45 of the California Commissioner of Corporations, the 1998 Stock Option Plan provides that at no time shall the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any stock bonus or similar plan of Video City exceed 30% of the then outstanding shares of Video City (with convertible preferred shares being counted on an as if converted basis) as calculated in accordance with this rule, based on the shares of Video City which are outstanding at the time the calculation is made.

Compensation Committee Interlocks and Insider Participation

     Video City's compensation committee was formed to make recommendations to the Video City board concerning salaries and incentive compensation for officers of Video City, including the grant of stock options to Video City's executive officers under Video City's stock option plans. From February 1998 to June 1998, the compensation committee consisted of Charles E. Cooke and Stephen C. Lehman. In June 1998, Michael T. Anderson replaced Mr. Lehman as a member of the compensation committee and in March 1999 John T. Sheehy was added to the compensation committee. Mr. Lehman provided finance, acquisitions and corporate development consulting services to Video City pursuant to a consulting agreement entered into between Video City and Mr. Lehman. The consulting agreement, as amended, provides for compensation in the form of options to purchase 90,000 shares of Video City's common stock at $2.00 per share and warrants to purchase 100,000 shares of Video City's common stock at $2.00 per share. In addition, Video City sold the rights to its library of 47 feature films and other properties and related accounts receivable to an entity owned and controlled by Mr. Lehman. Video City retained the law firm of Troop Steuber Pasich Reddick & Tobey, LLP to render legal services to Video City on real estate, litigation and other matters. Mr. Anderson is a partner at Troop Steuber.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Video City's common stock as of May 10, 2000, by (i) each person who is known by Video City to own beneficially more than 5% of Video City's outstanding Video City common stock, (ii) each of the directors of Video City,
(iii) each of the Named Executive Officers, and (iv) all officers and directors of Video City as a group.

                                                                 Number of Shares                  Percentage of
                 Name and Address(1)                          Beneficially Owned(2)                  Ownership
                 ------------------                           ---------------------                  ---------
Robert Y. Lee.........................................            3,376,524(3)(4)(5)                      20.0%
Richard Gibson........................................            1,225,000(4)(6)(10)                      7.1%
Barry L. Collier......................................              955,577(4)                             5.9%
James Craig Kelly.....................................              761,600(4)                             4.5%
David A. Ballstadt....................................              660,325                                4.1%
Gerald W.B. Weber.....................................              322,023(4)(7)                          2.0%
Michael T. Anderson...................................               70,253(4)(8)                          *
John T. Sheehy........................................               55,000(4)(9)                          *
Charles E. Cooke......................................               45,000(4)                             *
Ingram Entertainment Inc.(9)..........................            5,262,864(11)                           27.0%
Mortco, Inc.(10)......................................            2,500,133(12)                           14.2%
Victor J. Cianci......................................            1,200,000(13)                            6.9%
Evvy R. Cianci........................................            1,200,000(13)                            6.9%
Andrew T. Baruffi.....................................            1,050,000                                6.5%
All Directors and Executive Officers as a group (10               7,011,302                               36.2%
 persons).............................................

____________________
*    Less than one percent.

(1) Except as otherwise indicated, the address of each principal shareholder of Video City is c/o Video City, Inc. at 9998 Global Road, 2/nd/ Floor, Philadelphia, Pennsylvania 19115.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of Video City common stock subject to options or warrants that are currently exercisable or are exercisable within 60 days of May 10, 2000 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Video City common stock shown as beneficially owned by them.

(3)  Includes a proxy to vote 610,000 shares owned by Mr. Collier.

(4) Includes the following currently exercisable stock options to purchase shares from Video City: Mr. Lee 750,000; Mr. Collier, 175,000 shares; Mr. Kelly, 761,600 shares; Mr. Weber, 120,000 shares; Mr. Anderson, 45,000 shares; Mr. Sheehy, 40,000 shares; and Mr. Cooke, 45,000 shares and Mr. Gibson 200,000.

(5) Includes 1,357,282 shares of Video City common stock pledged by Mr. Lee to certain persons who served as former management of West Coast Entertainment, Inc. The shares were pledged by Mr. Lee to gaurentee that the Company will make payments to the former management of WestCoast Entertainment under the terms of the Consulting Agreement and the Non-Compete Agreement. Mr. Lee retains voting rights of the pledged shares of common stock.

(6) Includes 1,000,000 shares of Video City common stock issuable upon exercise of warrants.

(7) Includes 100,000 shares of Video City common stock issuable upon exercise of warrants.

(8) Includes 12,500 shares of Video City common stock issuable upon conversion of outstanding shares of Video City's Series AA preferred stock and 12,500 shares of Video City common stock issuable upon exercise of warrants. Mr. Anderson beneficially owns 250 shares of Series AA preferred stock.

(9) Does not include shares of Video City common stock beneficially owned by the Value Group. Mr. Sheehy is a Managing Director of the Value Group.

(10) Consists of 25,000 shares of Video City common stock issuable upon conversion of outstanding shares of our Series C preferred stock held by Mr. Gibson's spouse

(11) Consists of 1,500,000 shares of Video City common stock owned outright; a warrant to purchase 404,403 shares from Mr. Lee; and warrants to purchase 3,358,461 shares from Video City. Ingram Entertainment Inc.'s address is Two Ingram Boulevard, La Vergne, Tennessee 37089.

(12) Consists of 1,061,906 shares Video City common stock owned outright; 37,500 shares issuable upon conversion of outstanding shares of the Series AA preferred stock; 666,667 shares issuable upon conversion of outstanding shares of the Series D convertible redeemable preferred stock; and 734,060 shares issuable by Video City upon exercise of warrants. Mortco, Inc. beneficially owns 750 shares of Series AA preferred stock. Mortco, Inc.'s address is One Airport Center, 7700 N.E. Ambassador Place, Portland, Oregon 97220. Mortco, Inc. is a wholly-owned subsidiary of Rentrak Corporation.

(13) Consists of shares of Video City common stock issuable upon conversion of outstanding shares of Video City's Series B convertible redeemable preferred stock.

The following table sets forth the beneficial owners of all outstanding shares of Video City's Series B convertible redeemable preferred stock as of May 10, 2000:

                                                              Number of Shares                Percentage of
                 Name and Address(1)                        Beneficially Owned(2)               Ownership
                 -------------------                        --------------------                ---------
Victor J. Cianci......................................                   38,000                      50.0%
Evvy R. Cianci........................................                   38,000                      50.0%

____________________

(1) Except as otherwise indicated, the address of each principal shareholder of Video City is c/o Video City, Inc. at 9998 Global Road, 2/nd/ Floor, Philadelphia, Pennsylvania 19115.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Video City's Series B preferred stock shown as beneficially owned by them.

     Video City does not know of any arrangements that may at a subsequent date result in a change of control of Video City.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ingram Entertainment Inc. has been the principal supplier of videocassettes and related equipment to Video City for a number of years, and has been a secured creditor of Video City since August 1991. During the fiscal year ended January 31, 2000, Video City purchased approximately $5.7 million of products from Ingram and approximately $3.4 million of products from Rentrak Corporation. Ingram and Rentrak's wholly-owned subsidiary, Mortco, Inc., are principal shareholders of Video City. In March 1998, Video City used funds obtained from a credit facility with FINOVA Capital Corporation to pay off a term loan in the amount of $1,500,000 owed to Ingram.

     In March 1998, Video City sold the rights to its library of 47 feature films and other properties and related accounts receivable to an entity owned and controlled by Stephen C. Lehman, a member of Video City's board, for $1,350,000 in cash. The library was the principal asset of Prism prior to the merger in January 1997 of Lee Video City with and into Prism.

     In March 1998, Video City entered into a restructured debt agreement with Rentrak, a major lessor of videocassettes under a revenue sharing arrangement. Prior to the acquisition of five companies in March 1998, Video City and Sulpizio One, Inc., were parties to revenue sharing arrangements with Rentrak. As part of the restructuring, Rentrak accepted 194,950 shares of Video City's common stock in settlement of a lawsuit Rentrak had previously filed against Adventures in Video, Inc., and 470,162 shares of Video City's common stock in satisfaction of indebtedness owed to Rentrak by Sulpizio One, Inc. As part of the restructured debt agreement, Rentrak also agreed to a deferral of certain amounts owed to it by Sulpizio One, Inc. and Video City, and obtained a security interest in the assets of Video City to secure such amounts. Rentrak also released Robert Y. Lee, Video City's Chairman of the Board and Chief Executive Officer, from personal guaranties of Video City's indebtedness that Mr. Lee had previously given.

Rentrak's wholly-owned subsidiary, Mortco, Inc., is a principal shareholder of Video City.

     In April 1997, Video City entered into three year consulting agreements with Gerald W. B. Weber and Stephen C. Lehman pursuant to which Messrs. Weber and Lehman provide finance, acquisition and corporate development consulting services to Video City. The consulting agreements of Messrs. Weber and Lehman provide for compensation in the form of options to purchase an aggregate of 75,000 and 90,000 shares, respectively, of Video City's common stock at $2.00 per share. Options to purchase one-third of such shares of Video City common stock vest each year commencing in April 1997 and any unexercised portions terminate in April 2002. Each consulting agreement also provides that Video City will reimburse the consultant for reasonable out-of-pocket expenses incurred in performing his consulting services, that Video City will indemnify the consultant against any claims arising in connection with the consulting service, and that either party may terminate the consulting agreement on 30 days notice. In March 1998, Mr. Lehman's consulting agreement was amended to provide him with additional compensation in the form of warrants to purchase 100,000 shares of Video City's common stock at $2.00 per share. Mr. Weber is a director of Video City and Mr. Lehman was a director of Video City until his resignation in December 1998.

     In April 1997, Video City engaged The Value Group, LLC to act as financial advisor providing financial management, acquisition and financing advisory services for one year commencing April 1997 and for additional one year terms as mutually agreed to by Value Group and Video City. Video City paid a base fee of $5,000 per month which was to be credited against any transaction fees to which Value Group may become entitled. Video City reimbursed Value Group for reasonable out-of-pocket expenses incurred in performing its financial advisory services. Either party may terminate this engagement on 45 days notice. In April 1998, Video City discontinued the payment of the $5,000 base fee to Value Group, but agreed to reimburse Value Group for reasonable out-of-pocket expenses and to compensate Value Group on a success basis for completed transactions. During the fiscal year ended January 31, 1999, Video City paid Value Group fees of $29,300 in cash and 9,375 shares of Video City's common stock. In June 1999 Video City issued 303 shares of its Series C convertible redeemable preferred stock, $1,000 stated value per share, and warrants to purchase 57,312 shares of Video City common stock at an exercise price of $2.00 per share, to Value Group in consideration for cancellation of certain trade payables owed by Video City to Value Group. In addition, in July 1999 Value Group participated in Video City's private placement financing by purchasing 75 shares of Video City's Series C preferred stock for $75,000. John T. Sheehy serves as a director of Video City and is a managing director of Value Group.

     Value Group is acting as Video City's financial advisor with respect to the upcoming merger with West Coast Entertainment, Inc. ("West Coast") and negotiations relating to the structured bank payment to be entered into with West Coast's senior bank syndicate. Upon the completion of the merger with West Coast and the structured bank payment, each of which is conditioned upon the occurrence of other events, the aggregate fees payable to Value Group will be approximately $1.2 million in cash and Video City stock. In addition, Video City agreed to issue warrants to purchase 125,000 shares of Video City common stock at an exercise price to be determined to Value Group and 50 shares of Video City's Series C preferred stock, each share having a stated value of $1,000, to Mr. Sheehy.

     In May 1998, Video City commenced a private placement financing of its securities in which Ridgewood Capital Funding, Inc. has agreed to serve as the placement agent. John T. Sheehy, a member of the Video City board, assisted Ridgewood in conducting the offering, acting as a registered broker under

Ridgewood's broker-dealership. In addition, Value Group, Mortco, Inc. and certain directors of Video City participated in this financing by investing in Video City's securities. See " Security Ownership of Certain Beneficial Owners and Management."

     In September 1998, Video City acquired substantially all of the assets of Game City, Inc. for $7,500 in cash, a promissory note for $150,000, and the assumption of a total of $117,500 of indebtedness to third parties and to Video City. Game City owned a retail video store in Bakersfield, California, which was previously managed by Video City under a management agreement. Game City was owned by the parents of Robert Y. Lee, Video City's Chief Executive Officer. The acquisition was approved by Video City's board and Video City believes that this acquisition represented an arm's length transaction on terms and valuation comparable to other completed acquisitions during the year ended January 31, 1999.

     In September 1998, Video City acquired all of the outstanding shares of capital stock of Video Tyme Inc. for a purchase price consisting of 1,050,000 shares of Video City's common stock and cash in the amount of $1,000,000. Part of the cash component of the purchase price was $300,000 borrowed by Video City from Mortco, Inc. The $300,000 loan provides for an interest rate of nine percent per annum and is secured by all of the assets of Video Tyme Inc. Mortco, Inc. is a principal shareholder of Video City.

     In December 1998, Video City acquired Cianci's Videoland, Inc. from Victor
J. Cianci and Evvy R. Cianci. In connection with the acquisition, Video City has issued to Ingram Entertainment Inc. warrants to purchase 1,048,451 shares of Video City's common stock at an exercise price of $2.00 per share. Ingram was the principal supplier and creditor of Videoland before the acquisition. Ingram is a principal shareholder and supplier of Video City.

     In March 1999, Video City acquired Video Galaxy, Inc. for 360,667 shares of Video City's common stock and the assumption of $4,833,000 of indebtedness. In connection with this acquisition, Video City borrowed $1,700,000 from Ingram Entertainment Inc. to pay off certain amounts owed to Video Galaxy's creditors and other parties. The interest rate on the $1,700,000 loan was prime plus 1.5 percent. Video City repaid this loan on its maturity date of June 30, 1999. Video City also paid Ingram a management information system fee in the amount of $85,000. Also in connection with this acquisition, Video City paid $1,117,000 to Mortco, Inc. in partial payment of indebtedness owed by Video Galaxy to Mortco. In addition, Video City issued to Mortco 2,000 shares of Series D convertible redeemable preferred stock, $1,000 stated value per share, convertible into 666,667 shares of Video City common stock, and warrants to purchase 500,000 shares of Video City common stock at $3.00 per share, in consideration for the cancellation by Mortco, Inc. and Rentrak of $2,000,000 owed to them by Video Galaxy. Rentrak and its wholly-owned subsidiary, Mortco, Inc., were the supplier and creditor of Video Galaxy before the acquisition. Mortco, Inc. is a principal shareholder of Video City.

     From February 1999 through June 1999, Video City had consulting agreements with Victor J. Cianci and Evvy R. Cianci pursuant to which they provide retail video rental and sales consulting services to Video City. The consulting agreements provide for the payment by Video City of $25,333 per month to each of them, and the consultants granted a waiver of a like amount of dividends payable on the Series B Preferred Stock. Victor J. Cianci and Evvy R. Cianci are each principal shareholders of Video City.

     During the fiscal year ended January 31, 1999, Video City retained the law firm of Troop Steuber Pasich Reddick & Tobey, LLP to render legal services to it on real estate, litigation and other matters.

Michael T. Anderson is a partner at Troop Steuber and serves as a director of Video City.

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

     On March 3, 2000, Robert Y. Lee entered into a Security Agreement with Ralph W. Standley, III, and T. Kyle Standley, whereby Mr. Lee pledges, assigns and transfers 1,357,282 shares of Video City common stock ("Security Interest") to Mr. Ralph and Kyle Standley. The Security Interest shall secure the due and punctual payment and performance of any an all present and future obligations and liabilities of Video City arising under or in connection with the Consulting and Non-Compete agreements. As long as there is no default of this agreement, Mr. Lee shall continue to be entitled to exercise the sole and exclusive voting rights with respect to the pledged common stock.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VIDEO CITY, INC.



                                 By /s/ Robert Y. Lee
                                   _________________________________
                                   Robert Y. Lee
                                   Chairman of the Board
                                   and Chief Executive Officer
Date:  May 30, 2000

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

              Signature                Title                                              Date
              ---------                -----                                              ----
/s/ Robert Y. Lee                      Chairman of the Board and
__________________________________     Chief Executive Officer (Principal            May 30, 1999
Robert Y. Lee                          Executive Officer)


/s/ Robert Y. Lee                      Acting Chief Financial Officer
__________________________________     (Principal Financial and Accounting           May 30, 1999
Robert Y. Lee                          Officer)


/s/ James Craig Kelly                  Director
__________________________________                                                   May 30, 1999
James Craig Kelly

/s/ David A. Ballstadt                 Director
__________________________________                                                   May 30, 1999
David A. Ballstadt

/s/ Michael T. Anderson                Director
__________________________________                                                   May 30, 1999
Michael T. Anderson

/s/ Barry L. Collier                   Director
__________________________________                                                   May 30, 1999
Barry L. Collier

__________________________________     Director
Charles E. Cooke                                                                     May __, 1999

/s/ John T. Sheehy                     Director
__________________________________                                                   May 30, 1999
John T. Sheehy

/s/ Gerald W.B. Weber                  Director
__________________________________                                                   May 30, 1999
Gerald W.B. Weber