Form 10-Q
period 2000-04-30
VIDEO CITY INC
filed 2000-06-19
CIK 773135

================================================================================
                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________


                                   Form 10-Q

                                _______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2000
                                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________.

                          Commission File No. 0-14023

                               VIDEO CITY, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                 95-3897052
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)


        9998 Global Road 2/nd/ Floor, Philadelphia, Pennsylvania 19047
        (Address of principal executive offices)            (Zip Code)

                                _______________

      Registrant's telephone number, including area code: (215) 856-2560

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

     The number of shares of Common Stock outstanding as of June 15, 2000 was 16,442,662.

________________________________________________________________________________

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               VIDEO CITY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              April 30,         January 31,
                                                                2000               2000
                                                             -----------        ----------
                                                             (Unaudited)
                       ASSETS

Current assets:
 Cash...................................................     $   269,259       $    24,316
 Customer receivables...................................         905,945         1,003,578
 Notes receivable.......................................             ---             9,078
 Merchandise inventory .................................       3,099,937         3,767,919
 Other..................................................       1,179,644            75,000
                                                             -----------       -----------
  Total current assets..................................       5,454,785         4,879,891


 Rental library, (net of accumulated amortization)......       6,115,695         6,223,364
 Property and equipment, net............................       3,942,862         4,266,665
 Goodwill...............................................       4,853,840         4,920,303
 Other assets...........................................         849,022         1,003,564
                                                             -----------       -----------
  Total assets..........................................     $21,216,204       $21,293,787
                                                             ===========       ===========

          See accompanying notes to consolidated financial statements

________________________________________________________________________________

                               VIDEO CITY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       April 30,           January 31,
                                                                         2000                 2000
                                                                      ------------        ------------
                                                                       Unaudited
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable...............................................     $ 24,287,317        $ 23,033,955
  Accrued expenses ..............................................        4,596,550           3,069,765
  Senior secured revolving credit facility.......................       10,117,505           9,769,574
  Current portion of long-term debt..............................        6,790,454           5,565,078
                                                                      ------------        ------------
     Total current liabilities ..................................       45,791,826          41,438,372

Long-term debt, less current portion.............................              ---           1,231,907
Other liabilities................................................           99,456              99,456
                                                                      ------------        ------------
Total liabilities................................................       45,891,282          42,769,735
                                                                      ------------        ------------

Stockholders' equity (deficit):
  Preferred stock................................................        6,292,135           6,217,135
  Common stock, $.01 par value per share, 30,000,000 shares
  authorized; 16,245,158  shares issued and outstanding at
  April 30, 2000 and 15,767,959 shares issued and outstanding
  at January 31, 2000............................................          162,452             157,679
  Additional paid-in capital.....................................       13,528,276          13,268,548
  Accumulated deficit ...........................................      (44,657,941)        (41,119,310)
                                                                      ------------        ------------
     Total stockholders' equity (deficit) .......................      (24,675,078)        (21,475,948)
                                                                      ------------        ------------
     Total liabilities and stockholders' equity (deficit) .......     $ 21,216,204        $ 21,293,787
                                                                      ============        ============

          See accompanying notes to consolidated financial statements

________________________________________________________________________________

                               VIDEO CITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                                  Three Months Ended
                                                                              April 30,         April 30,
                                                                                2000              1999
                                                                             -----------       -----------
Revenues:
  Rental revenues and product sales.....................................     $ 8,186,084       $13,305,070
  Management fee income.................................................       1,316,000               ---
                                                                             -----------       -----------
Total Revenue...........................................................       9,502,084        13,305,070
                                                                             -----------       -----------

Operating costs and expenses:
  Store operating expenses..............................................       4,518,435         7,903,827
  Amortization of rental library........................................       1,992,125         1,772,490
  Cost of product sales.................................................       1,524,372         1,960,315
  Cost of leased product................................................         464,177           499,784
  Restructuring ........................................................       1,564,000               ---
  General and administrative expenses...................................       2,246,196         2,080,551
                                                                             -----------       -----------
Total operating costs and expenses......................................      12,309,305        14,216,967
                                                                             -----------       -----------
Loss from operations....................................................      (2,807,221)         (911,897)

Other  (income) expense
  Interest expense, net................................................          579,407           588,727
  Other................................................................              ---           (23,318)
                                                                             -----------       -----------
Loss before taxes ......................................................      (3,386,628)       (1,477,306)
Income tax expense (benefit)............................................             ---          (546,603)
                                                                             -----------       -----------
Net Loss before Dividends...............................................      (3,386,628)         (930,703)
Dividends...............................................................         152,000               ---
                                                                             -----------       -----------
Net Loss to Common Shareholders.........................................     $(3,538,628)      $  (930,703)
                                                                             ===========       ===========

Loss per common share data:
  Basic Earnings (Loss) Per Share.......................................          $(0.22)           $(0.07)
  Diluted Earnings (Loss) Per Share.....................................          $(0.22)           $(0.07)

Weighted average number of common shares outstanding
  Basic.................................................................      15,979,313        13,639,587
  Diluted...............................................................      15,979,313        13,639,587

          See accompanying notes to consolidated financial statements

________________________________________________________________________________

                                VIDEO CITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                 April 30,        April 30,
                                                                                   2000             1999
                                                                               ------------      ------------
Increase (Decrease) in cash
Cash flows from operating activities:
Net Loss before Dividends...............................................       $(3,386,628)      $  (930,703)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Depreciation and amortization ........................................         2,557,968         2,256,099
  Increase in deferred tax asset........................................               ---          (547,484)
  Common stock issued for professional services.........................            75,000            34,112
  Preferred stock issued in satisfaction of liabilities.................           112,500               ---
Changes in assets and liabilities, net of effects of acquisitions:
  Decrease (increase) in customer receivables...........................           106,711          (528,831)
  Decrease (increase) in merchandise inventories........................           667,982        (1,740,046)
  Increase in other assets..............................................          (981,713)         (433,750)
  Increase in accounts payable..........................................         1,253,362           281,394
  Increase (decrease) in accrued expenses...............................         1,526,785        (2,329,706)
  Increase in other liabilities.........................................               ---           162,000
                                                                               ------------      ------------
Net cash provided by (used in) operating activities.....................          1,931,967        (3,742,803)
                                                                               ------------      ------------
Cash flows from investing activities:
  Purchases of  rental library, net.....................................        (1,884,456)       (3,628,174)
  Purchases of fixed assets.............................................          (143,968)       (1,255,869)
  Cash portion of purchase price for store acquisitions.................               ---          (167,036)
                                                                               ------------      ------------
  Net cash used in investing activities.................................        (2,028,424)       (5,051,079)
                                                                               ------------      ------------
  Cash flows from financing activities:
  Repayment of long-term debt...........................................            (6,531)         (157,850)
  Proceeds from issuance of long-term debt..............................               ---         1,700,000
  Proceeds from borrowings under credit facility........................           347,931         7,199,012
                                                                               ------------      ------------
  Net cash provided by financing activities.............................           341,400         8,741,162
                                                                               ------------      ------------
  Net increase (decrease) in cash.......................................           244,943           (86,832)
  Cash at beginning of  period .........................................            24,316           172,043
                                                                               ------------      ------------
  Cash at end of period ................................................       $   269,259       $    85,211

          See accompanying notes to consolidated financial statements

________________________________________________________________________________

                               VIDEO CITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                   April 30,      April 30,
                                                                                     2000           1999
                                                                                   ---------      ---------
Supplementary disclosures of  cash flow information
Cash Paid For:
  Interest .............................................................           $356,467       $  419,486
  Income taxes...... ...................................................                ---       $   17,924

Non-cash investing and financing activities:
  Common Stock issued for professional services ........................           $112,500       $   34,112
  Preferred stock issued in satisfaction of liabilities.................           $ 75,000       $2,000,000

For acquisitions consummated during the three months ended April 30, 1999, the Company paid $167,036, net of cash acquired. In conjunction with the 1999 acquisitions, liabilities were assumed as follows:

                                                                                       1999
                                                                                       ----
Fair value of assets acquired..........................................            $ 2,547,176
Cash paid..............................................................               (167,036)
Common stock issued....................................................               (641,394)
Preferred stock issued.................................................             (1,251,230)
Goodwill...............................................................              3,210,312
                                                                                   -----------
    Liabilities assumed................................................            $ 3,697,828
                                                                                   ===========

         See accompanying notes to consolidated financial statements.

________________________________________________________________________________

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Video City, Inc. ("the Company") and all of its wholly owned subsidiaries. These subsidiaries include Old Republic Entertainment, Inc., Sulpizio One, Inc., VideoTyme, Inc., Videoland, Inc., and Video Galaxy, Inc. All material intercompany transactions have been eliminated. The financial statements include the operations of companies acquired from the dates of acquisition.

The consolidated balance sheet as of April 30, 2000, the consolidated statement of operations for the three months ended April 30, 2000, and the consolidated statement of cash flows for the three months ended April 30, 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2000.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of April 30, 2000, the results of operations for the three months ended April 30, 2000 and 1999, and cash flows for the three months ended April 30, 2000 and 1999. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

_______________________________________________________________________________

2. Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and has a working capital deficit and stockholders' deficit at April 30, 2000. The Company is also in default of its debt agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The report of our Independent Certified Public Accountants included in our Annual Report on Form-10K for the year ended January 31, 2000 contains an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

3. Earnings Per Share

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

4. Recent Developments

On March 3, 2000, Video City and West Coast Entertainment Corporation ("West Coast") entered into a Management Agreement, pursuant to which Video City will manage and operate West Coast's business until the

________________________________________________________________________________
closing of the proposed merger between Video City and West Coast. The Management Agreement provides that West Coast shall pay management fees for Video City's management services in an amount equal to certain percentages of gross revenues actually collected from the West Coast business less all selling, general and administrative costs and expenses of West Coast incurred and paid in the ordinary course of business. Under the Management Agreement, the management fee paid to Video City, in no event shall be less than $400,000 per calendar month. West Coast may terminate the Management Agreement on or after August 31, 2000. Concurrent with the execution of the Management Agreement, the directors and executive officers of West Coast resigned and Video City moved its principal executive offices from Torrance, California to Philadelphia, Pennsylvania.

In conjunction with the merger, Video City, Inc. entered into consulting, non-compete and international service agreements with former members of West Coast's management that provide for total payments of $5,900,000. The payments are to be made over approximately seven years in amounts not to exceed $800,000 per year, subject to acceleration if West Coast's bank debt is repaid. The first $2,000,000 of aggregate payments is secured by 1,357,282 shares of Video City common stock owned by Video City's Chief Executive Officer. Video City has agreed to make payments aggregating $412,500 prior to consummation of the merger, of which $334,166 were made during the quarter ended April 30, 2000. The costs have been recorded as merger costs, included in other current assets.

In March 2000, after entering into the Management Agreement with West Coast and in anticipation of the proposed merger between the Company and West Coast, the Company's management, in an effort to improve the performance of its operations, decided to move its corporate facility and streamline its corporate expenses. As a result of restructuring its operations, the Company has recognized a charge of approximately $1.6 million in the first quarter of fiscal 2001. The restructuring charge mainly consisted of severance obligations to employees, lease liability for the former executive offices in Torrance, California, and a non-cash write down of the related leasehold improvements.

The Company is negotiating the sale of a significant number of its stores and is
entertaining several offers.   The proceeds from these divestitures will be used
to eliminate the Company's indebtedness under its existing credit facility and to improve its liquidity and working capital. In addition, under the pending merger and Management Agreement with West Coast, the Company is currently negotiating to divest a number of West Coast's video stores,

________________________________________________________________________________
with the proceeds being used to pay the cash portion necessary to complete the restructuring of West Coast's existing indebtedness and the merger. The stores for sale were strategically selected, to concentrate the Company's operations in efficient geographic areas. Management believes that the successful implementation of these plans will permit the merger to proceed and will result in a stronger combined company. There can be no assurance that these objectives can be successfully completed or that the resultant company will be profitable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

Results of Operations

Three months ended April 30, 2000 compared to the three months ended April 30,1999.

Revenues

Rental revenue and product sales for the three months ended April 30, 2000 decreased by $5,118,986 or 38.5%, to $8,186,084 compared to $13,305,070 for the three months ended April 30, 1999. The decreased revenues were primarily attributable to the divestiture of 49 stores located in the states of Washington and Oregon to Blockbuster, Inc. on July 26, 1999, partially offset by the acquisition of 15 Video Galaxy Stores on March 31, 1999. At April 30,

________________________________________________________________________________

2000 the Company had 75 stores operating in ten states compared to 135 stores operating in twelve states at April 30, 1999. The Company had management fee income of $1,316,000 related to the "Management Agreement" entered into with West Coast Entertainment Corporation on March 3, 2000 for the quarter ended April 30, 2000. The Company had no management fee income for the quarter ended April 30, 1999.

Store Operating Expenses

Store operating expenses for the three months ended April 30, 2000 decreased by $3,385,392 or 42.8% to $4,518,435 compared to $7,903,827 for the three months ended April 30, 1999. The decrease in store operating expenses was primarily due to the divestiture of 49 stores located in the states of Washington and Oregon to Blockbuster, Inc. on July 26, 1999, partially offset by the
acquisition of 15 Video Galaxy Stores on March 31, 1999.   Store operating
expenses as a percentage of rental revenues and product sales were 55.2% for the three months ended April 30, 2000 compared to 59.4% for the corresponding period of 1999.

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory increased by $219,635 or 12.4% to $1,992,125 compared to $1,772,490 for the three months ended April 30, 1999. The primary reason for the increase was that the Company adopted an accelerated method of amortizing its rental inventory. This was partially offset by the divestiture of 49 stores located in the states of Washington and Oregon to Blockbuster, Inc. on July 26, 1999. Based on the new amortization method, the Company amortizes base stock (copies 1-3) on an accelerated basis over three months, to $8, with the remaining base stock cost amortized on a straight line basis over 33 months to a salvage value of $3. Amortization of videocassette rental inventory as a percentage of rental revenues and product sales for the period ending April 30, 2000 was 24.3% compared to 13.3% for the period ending April 30, 1999.

________________________________________________________________________________

Cost of Product Sales

Cost of product sales for the three months ended April 30, 2000 decreased by $435,943 or 22.2% to $1,524,372 compared to $1,960,315 for the corresponding period of 1999. The decrease in the cost of product sales for the three months ended April 30, 2000 was primarily due to the divestiture of 49 stores located in the states of Washington and Oregon to Blockbuster, Inc. on July 26, 1999, partially offset by the acquisition of 15 Video Galaxy Stores on March 31, 1999. Cost of product sales as a percentage of rental revenues and product sales, was 18.6% for the three months ended April 30, 2000, compared to 14.7% for the same period of 1999. The increase is primarily due to increased sales of previously viewed tapes.

Cost of Leased Product

Cost of leased product for the three months ended April 30, 2000 decreased $35,607 or 7.1% to $464,177 compared to $499,784 for the corresponding period of 1999. The decrease was primarily attributable to divestiture of 49 stores located in the states of Washington and Oregon to Blockbuster, Inc. on July 26, 1999, partially offset by the acquisition of 15 Video Galaxy Stores on March 31,
1999.   Cost of leased product as a percentage of rental revenues and product sales, was 5.6% for the three months ended April 30, 2000, compared to 3.8% for the same period of 1999. The increase was primarily due to the Company purchasing more product this period under studio revenue sharing agreements.

General and Administrative Expenses

General and administrative expenses increased $165,645 or 7.9%, to $2,246,196 for the three months ended April 30, 2000, compared to $2,080,551 for the corresponding period of 1999. The increase in general and administrative expenses was primarily attributable to the company incurring higher costs for salaries during the period ending April 30, 2000. In addition, the Company incurred additional costs for professional services and travel in connection with the "Management Agreement". General and administrative expenses as a percentage of total revenues was 23.6 % for the three months ended April 30, 2000 compared to 15.6% for the same period in 1999.

_______________________________________________________________________________

Restructuring Costs

The Company has incurred $1,564,000 in restructuring costs during the period ending April 30, 2000, consisting of severance obligations to employees, lease liability for the former executive offices in Torrance, California, and a non-cash write down of the related leasehold improvements. These costs are related to the Company's effort to improve the performance of its operations and streamline its corporate expenses after entering into the Management Agreement and in anticipation of the proposed merger between the Company and West Coast Entertainment Corporation.

Interest Expense

Interest expense decreased $9,320 or 1.6%, to $579,407 for the three months ended April 30, 2000, compared to $588,727 for the corresponding period in 1999.

Income Taxes

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. At April 30, 1999, due to the acquisitions of Videoland and Video Galaxy, the Company determined from its projections, that it was more likely than not that future taxable income would be sufficient to enable the Company to realize its deferred tax assets and had accordingly not recorded a valuation allowance for its deferred tax asset. However, due to the pending acquisition with West Coast Entertainment, the Company's short-term divestiture strategy the losses incurred during fiscal 2000 and the first quarter of fiscal 2001, management cannot determine that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Accordingly, a full valuation allowance has been established against the deferred tax asset at April 30, 2000.

________________________________________________________________________________

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

Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during the fiscal year ended January 31, 2001.

The Company has suffered recurring operating losses and has a working capital deficit and a stockholders' deficit at April 30, 2000. The Company is also in default under its debt agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of our Independent Certified Public Accountants included in our Annual Report on Form-10K for the year ended January 31, 2000, contains an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

On December 28, 1998, the Company and its subsidiaries entered into a Loan and Security agreement with BankBoston providing for a $30 million revolving credit facility secured by all of the assets of Video City and its subsidiaries. The BankBoston credit facility replaced the Company's previous loan facility. The loan agreement provided for a maturity date of December 29, 2001 and a per annum interest rate equal to either (a) the base rate announced from time to time by BankBoston, N.A. plus 0.5 percent or (b) LIBOR plus 3.0 percent, at Video City's election. In addition, the Company is obligated to pay various fees in connection with the credit facility. The

________________________________________________________________________________
amount available for borrowing under the line of credit is determined by deducting the Company's principal balance of the line of credit from its borrowing base. The borrowing base is determined by multiplying the applicable inventory advance rate by the number of units of the acceptable inventory, net of reserves. The agreement provides for various financial reporting and financial performance covenants that require the Company to meet or exceed certain financial ratios on a monthly basis. Due to the Company not meeting some of the financial covenants as required, the Company requested and was granted waivers by BankBoston for the quarters ended April 30, 1999 and July 31, 1999. On September 23, 1999, the Company entered into a forbearance agreement with BankBoston that amended the terms of the Loan Agreement and revised the financial performance covenants of the Loan Agreement and contained weekly covenant requirements. From November 17, 1999 through November 30, 1999, the Company did not meet the financial performance covenants as set forth in the forbearance agreement. As a result of not meeting the financial covenants, the interest rate on the loan was increased from .5% plus prime to the default rate of interest of 3% plus prime. The forbearance agreement also provides that the aggregate balance of the loan shall be temporarily limited to $10,500,000. On March 9, 2000, the Company entered into a second Forbearance Agreement with the BankBoston, after the September 10, 1999 Forbearance Agreement expired. Subject to the terms of the second Forbearance Agreement, the Credit Facility was limited to $10,750,000, and the financial performance covenants were revised. On May 20, 2000, the Company entered into a third Forbearance Agreement with BankBoston, after not meeting certain financial covenants in the second Forbearance Agreement. Under the terms of the Third Forbearance Agreement, BankBoston is modifying the terms of the Loan Agreement to allow borrowing under the Credit Facility to be increased and temporarily limited to $11,250,000 and has instituted additional performance covenant requirements. BankBoston at its discretion is continuing to make advances in accordance with the Loan Agreement. There can be no assurance, however, that BankBoston will continue to make advances in the future under the terms of the Loan Agreement. The Company has classified the senior secured revolving credit facility as a current liability.

As of April 30, 2000, the total outstanding balance under the BankBoston credit facility was $10,117,000 and the availability on the credit facility was approximately $383,000. As of June 15, 2000, the total outstanding balance under the BankBoston credit facility was approximately $11,536,000, with current availability at the discretion of the bank.

________________________________________________________________________________

Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations. The carrying value of the Company's bank debt approximates fair value at April 30, 2000 and 1999 since the note related thereto substantially bears interest at a floating rate based upon the lenders' "prime" rate.

Cash Flows

Three Months Ended April 30, 2000 Compared to the Three Months Ended April 30, 1999

The increase in net cash provided by operating activities of $5,675,000 for the three months ended April 30, 2000 compared to the three months ended April 30, 1999 was primarily due to an increase in accrued expenses and accounts payable and a decrease in merchandise inventories, partially offset by an increase in other assets. Net cash used in investing activities decreased by $3,023,000 for the three months ended April 30, 2000 compared to the three months ended
April 30, 1999 primarily due to a decrease in the purchases of videocassette rental inventory and fixed assets resulting from the reduction in the number of stores. Net cash provided by financing activities decreased $8,400,000 for the three months ended April 30, 2000 compared to the three months ended April 30, 1999 mainly due to decreased borrowings under the credit facility.

Year 2000

The Company has not experienced and does not anticipate any material adverse effects on its production equipment, systems or operations as a result of Year 2000 issues. Business is continuing as usual, and internal equipment and systems will continue to be monitored for any likely disruptions. Further, as of June 10, 2000, the Company has not experienced any operational difficulties as a result of Year 2000 issues with its vendors, suppliers or other critical third parties with whom the Company conducts business. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently,

________________________________________________________________________________
there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

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


PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On February 15, 2000, the Company issued 150,000 shares of the Company's Common Stock to a vendor in satisfaction of certain outstanding payables.

On February 15, 2000, the Company issued 50 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share to a professional firm in consideration for certain professional services previously provided to the Company by such firm. Each share of Series C Convertible Redeemable Preferred Stock is convertible into 500 shares of the Company's Common Stock at a conversion price of $2.00 per share.

On February 15, 2000 the Company issued 25 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share to a financial advisor in consideration for certain financial advisory services previously provided to the Company. Each share of Series C Convertible Redeemable Preferred Stock is convertible into 500 shares of the Company's Common Stock at a conversion price of $2.00 per share.

_______________________________________________________________________________

The Company believes that the issuance of securities in each of the foregoing transactions was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

The Company is in default of its senior secured revolving credit facility with BankBoston. The amount outstanding as of April 30, 2000 was $10,117,505. The Company has been operating under certain forbearance agreements. During the quarter ended April 30, 2000 the Company was not in compliance with the financial performance covenants as set forth in the forbearance agreements. On May 20, 2000, the Company entered into a third Forbearance Agreement with BankBoston which allows borrowing under the Credit Facility to be increased to $11,250,000 and includes additional performance covenant requirements.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     27  Financial Data Schedule

(b)  Reports on Form 8-K

On March 30, 2000, the Company filed a current report on form 8-K, Dated March 3, 2000, to report under Item 5 the Management Agreement entered into by and between Video City, Inc. and West Coast Entertainment Corporation, and Item 7. Exhibits 10.1 and 10.2, Management Agreement dated as of March 3, 2000, by and between Video City, Inc., Keystone Merger Corp and West Coast Entertainment Corporation.
_______________________________________________________________________________

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signesd on its behalf by the undersigned thereunto duly authorized.

                                                       Video City, Inc.
                                                       ---------------
                                                         (Registrant)

June 19, 2000                                          /S/ Robert Y. Lee
                                                       -----------------
                                                         Robert Y. Lee
                                                     Chief Executive Officer
                                                  (Principal Executive Officer)
                                                   ---------------------------
June 19, 2000
                                                     /S/ Rudolph R. Patino
                                                     ---------------------
                                                       Rudolph R. Patino
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)
                                                  ---------------------------
_______________________________________________________________________________