Form 10-Q
period 2000-07-31
VIDEO CITY INC
filed 2001-12-19
CIK 773135

================================================================================
                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    Form 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000
                                                 -------------

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

                                 ---------------

       Registrant's telephone number, including area code: (215) 856-2560

________________________________________________________________________________
                                     Page 1

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     The number of shares of Common Stock outstanding as of December 12, 2001 was 16,442,662.

________________________________________________________________________________
                                     Page 2

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                VIDEO CITY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             July 31,        January 31,
                                                                                               2000             2000
                                                                                           -------------     ------------
                                                                                            (Unaudited)
          ASSETS
          Current assets:
            Cash .......................................................................    $   880,981      $    24,316
            Customer receivables .......................................................        637,762        1,003,578
            Notes receivable ...........................................................          9,078            9,078
            Merchandise inventory ......................................................      3,173,114        3,767,919
            Other ......................................................................      1,423,199           75,000
                                                                                           -------------     ------------
             Total current assets ......................................................      6,124,134        4,879,891

          Rental library, (net of accumulated amortization) ............................      5,536,428        6,223,364
          Property and equipment, net ..................................................      3,361,858        4,266,665
          Goodwill .....................................................................      4,787,378        4,920,303
          Other assets .................................................................        834,001        1,003,564
                                                                                           -------------     ------------
               Total assets ............................................................    $20,643,799      $21,293,787
                                                                                           =============     ============

           See accompanying notes to consolidated financial statements

________________________________________________________________________________
                                     Page 3

                                VIDEO CITY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             July 31,         January 31,
                                                                                               2000               2000
                                                                                           --------------     -------------
                                                                                             Unaudited

          LIABILITIES AND STOCKHOLDERS' DEFICIT
          Current liabilities:

            Accounts payable .............................................................  $ 25,610,985      $ 23,033,955
            Accrued expenses .............................................................     4,509,603         3,069,765
            Senior secured revolving credit facility .....................................    11,856,849         9,769,574
            Current portion of long-term debt ............................................     6,790,454         5,565,078
                                                                                           --------------     -------------
               Total current liabilities .................................................    48,767,891        41,438,372

          Long-term debt, less current portion ...........................................            --         1,231,907
          Other liabilities ..............................................................        99,456            99,456
                                                                                           --------------     -------------
          Total liabilities ..............................................................    48,867,347        42,769,735
                                                                                           --------------     -------------

          Stockholders' deficit:
            Preferred stock ..............................................................     6,292,135         6,217,135
            Common stock, $.01 par value per share, 30,000,000 shares authorized;
             16,442,662 shares issued and outstanding at July 31, 2000 and 15,767,959
             shares issued and outstanding at January 31, 2000 ...........................       164,427           157,679
            Additional paid-in capital ...................................................    13,576,968        13,268,548
            Accumulated deficit ..........................................................   (48,257,078)      (41,119,310)
                                                                                           --------------     -------------
               Total stockholders' deficit ...............................................   (28,223,548)      (21,475,948)
                                                                                           --------------     -------------
          Total liabilities and stockholders' deficit ....................................  $ 20,643,799      $ 21,293,787
                                                                                           ==============     =============

           See accompanying notes to consolidated financial statements

________________________________________________________________________________
                                     Page 4

                                VIDEO CITY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 Three Months Ended              Six Months Ended
                                                               July 31,        July 31,        July 31,       July 31,
                                                                 2000            1999            2000           1999
                                                            -------------   -------------   -------------   ------------
REVENUES:
  Rental revenues and product sales ......................  $  7,677,944    $ 14,212,961    $ 15,864,025    $27,518,031
  Management fee income ..................................     1,207,830              --       2,523,830             --
                                                            -------------   -------------   -------------   ------------
TOTAL REVENUES ...........................................     8,885,774      14,212,961      18,387,855     27,518,031
                                                            -------------   -------------   -------------   ------------

OPERATING COSTS AND EXPENSES:
  Store operating expenses ...............................     4,638,515       9,151,708       9,156,946     17,055,535
  Amortization of rental library .........................     3,039,823       1,733,543       5,031,947      3,506,033
  Cost of product sales ..................................     1,171,130       2,395,466       2,695,506      4,355,781
  Cost of leased product .................................       384,351       1,651,808         848,528      2,151,592
  Restructuring ..........................................            --              --       1,564,000             --
  General and administrative expenses ....................     2,265,441       3,371,466       4,511,635      5,452,017
                                                            -------------   -------------   -------------   ------------
TOTAL OPERATING COSTS AND EXPENSES .......................    11,499,260      18,303,991      23,808,562     32,520,958

LOSS FROM OPERATIONS .....................................    (2,613,486)     (4,091,030)     (5,420,707)    (5,002,927)
Other (income) expense.
  (Gain) loss on sale of assets ..........................       199,373      (1,913,178)        199,373     (1,913,178)
  Interest expense, net ..................................       626,710         694,035       1,206,117      1,282,762
  Other ..................................................       (10,571)        (31,418)        (10,571)       (54,736)
                                                            -------------   -------------   -------------   ------------
Loss before taxes ........................................    (3,428,998)     (2,840,469)     (6,815,626)    (4,317,775)
Income tax benefit .......................................            --              --              --       (546,603)
                                                            -------------   -------------   -------------   ------------
Net Loss before Dividends ................................    (3,428,998)     (2,840,469)     (6,815,626)    (3,771,172)
                                                            =============   =============   =============   ============
Dividends ................................................       170,142         114,037         322,142        114,037
                                                            -------------   -------------   -------------   ------------
Net Loss to Common Shareholders ..........................  $ (3,599,140)   $ (2,954,506)   $ (7,137,768)   $(3,885,209)
                                                            =============   =============   =============   ============

Loss per common share data:
   Basic Loss Per Share ..................................  $      (0.22)   $      (0.21)   $      (0.44)   $     (0.28)
   Diluted Loss Per Share ................................  $      (0.22)   $      (0.21)   $      (0.44)   $     (0.28)
Weighted average number of common shares outstanding
   Basic .................................................    16,378,259      13,978,010      16,159,038     13,811,603
   Diluted ...............................................    16,378,259      13,978,010      16,159,038     13,811,603
                                                            =============   =============   =============   ============

           See accompanying notes to consolidated financial statements

________________________________________________________________________________
                                     Page 5

                                VIDEO CITY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                           Six Months Ended
                                                                                                      July 31,          July 31,
                                                                                                        2000              1999
                                                                                                    -------------    -------------
                   Increase (Decrease) in cash
                   Cash flows from operating activities:
                   Net Loss before dividends .................................................      $ (6,815,626)    $ (3,771,172)
                     Adjustments to reconcile net loss to net cash provided by (used in)
                   operating activities:
                        Depreciation and amortization ........................................         6,141,861        4,602,772
                        Increase in net deferred tax asset ...................................                --         (546,603)
                        Issuance of stock for services and inventory .........................           187,500        2,681,682
                        (Gain) Loss on sale of asset .........................................           199,373       (1,913,179)
                   Changes in assets and liabilities, net of effects of acquisitions:
                     Decrease (increase) in customer receivables .............................           365,819       (1,333,347)
                     Decrease (increase) in merchandise inventories ..........................           594,805       (2,552,530)
                     Increase in other assets ................................................        (1,241,859)        (420,777)
                     Increase in accounts payable ............................................         2,577,029        3,321,290
                     Increase (decrease) in accrued expenses .................................         1,320,363       (1,961,342)
                     Decrease in other liabilities ...........................................                --         (128,565)
                                                                                                    -------------    -------------
                   Net cash provided by (used in) operating activities .......................         3,329,265       (2,021,771)
                                                                                                    -------------    -------------

                   Cash flows from investing activities:
                     Purchases of videocassette rental library, ..............................        (4,423,265)      (5,591,490)
                     Purchases of fixed assets ...............................................          (158,513)      (2,071,508)
                     Store acquisitions ......................................................                --         (167,036)
                     Proceeds from sale of assets ............................................            28,434       13,863,000
                                                                                                    -------------    -------------
                   Net cash provided by (used in) investing activities .......................        (4,553,344)       6,032,966
                                                                                                    -------------    -------------

                   Cash flows from financing activities:
                     Repayment of long-term debt .............................................            (6,531)        (285,592)
                     Proceeds from issuance of long-term debt ................................                --        1,700,000
                     Proceeds from issuance of preferred stock ...............................                --          625,000
                     Proceeds from borrowings (repayments) under credit facility .............         2,087,275       (6,095,439)
                                                                                                    -------------    -------------
                   Net cash provided by (used in) financing activities .......................         2,080,744       (4,056,031)
                                                                                                    -------------    -------------
                   Net increase (decrease) in cash ...........................................           856,665          (44,836)
                   Cash at beginning of period ...............................................            24,316          172,043
                                                                                                    -------------    -------------
                   Cash at end of period .....................................................      $    880,981     $    127,207
                                                                                                    -------------    -------------

           See accompanying notes to consolidated financial statements

________________________________________________________________________________
                                     Page 6

                                VIDEO CITY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 Six Months Ended
                                                                             July 31,         July 31,

                                                                               2000            1999
                                                                            ------------    ------------
     Supplementary disclosures of cash flow information
     Cash Paid For:

       Interest ........................................................    $   651,225     $   890,304
       Income taxes ....................................................             --          17,924

     Non-cash investing and financing activities:

       Common Stock issued for professional services ...................        112,500         278,682
       Preferred stock issued in satisfaction of liabilities ...........         75,000       4,000,000
       Note receivable from sale of assets .............................             --       2,058,000
       Preferred stock dividends .......................................        322,142         114,037

   For acquisitions consummated during the six months ended July 31, 1999, the Company paid $167,036, net of cash acquired. In conjunction with the 1999 acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired .......................................                    $ 2,156,998
   Cash paid ...........................................................                       (167,036)
   Common stock issued .................................................                       (641,394)
   Preferred stock issued ..............................................                     (1,251,230)
   Goodwill ............................................................                      3,630,456

                                                                                            -----------
         Liabilities assumed ...........................................                    $ 3,727,794
                                                                                            ===========

           See accompanying notes to consolidated financial statements.

________________________________________________________________________________
                                     Page 7

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

The condensed consolidated balance sheet as of July 31, 2000, the consolidated statement of operations for the three and six months ended July 31, 2000 and 1999, and the condensed consolidated statement of cash flows for the three and six months ended July 31, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes there included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2000.

The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of July 31, 2000, the results of operations for the three and six months ended July 31, 2000 and 1999, and cash flows for the six months ended July 31, 2000 and 1999. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

________________________________________________________________________________
                                     Page 8

2.  Restructuring Costs

The Company incurred $1.6 million in restructuring costs during the six months ending July 31, 2000, consisting of severance obligations to employees, lease liability for the former executive offices in Torrance, California, and non-cash write down of the related leasehold improvements. These costs are related to the Company's effort to improve the performance of its operations and streamline its corporate expenses after entering into the Management Agreement and in anticipation of the proposed merger between the Company and West Coast Entertainment Corporation.

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

4.  Proposed Merger

On March 3, 2000, Video City and West Coast Entertainment Corporation ("West Coast") entered into a Management Agreement, pursuant to which Video City will manage and operate West Coast's business until the closing of the proposed merger between Video City and West Coast. The Management Agreement provides that West Coast shall pay management fees for Video City's management services in an amount equal to certain percentages of gross revenues actually collected from the West Coast business less all selling, general and

________________________________________________________________________________
                                     Page 9
administrative costs and expenses of West Coast incurred and paid in the ordinary course of business. Under the Management Agreement, the management fee paid to Video City in no event shall be less than $400,000 per calendar month. West Coast may terminate the Management Agreement on or after August 31, 2000. Concurrent with the execution of the Management Agreement, the directors and executive officers of West Coast resigned and Video City moved its principal executive offices from Torrance, California to Philadelphia, Pennsylvania.

In conjunction with the merger, Video City, Inc. entered into consulting, non-compete and international service agreements with former members of West Coast's management that provide for total payments of $5,900,000. The payments are to be made over approximately seven years in amounts not to exceed $800,000 per year, subject to acceleration if West Coast's bank debt is repaid. 1,357,282 shares of Video City common stock owned by Video City's Chief Executive Officer secure the first $2,000,000 of aggregate payments. Video City has agreed to make payments aggregating $ 487,498 prior to consummation of the merger, of which $ 458,332 were made during the six months ended July 31, 2000. The costs have been recorded as merger costs, included in other current assets.

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

5.  Subsequent Events

On August 17, 2000, Fleet Retail Finance purported to accelerate the outstanding indebtedness under the Company's secured credit facility with Fleet Retail Finance. Fleet Retail Finance also initiated an action in the Massachusetts State Court to recover the sums allegedly due under the credit facility and obtained a temporary order requiring that the Company deposit its cash receipts into designated Fleet Retail Finance accounts. Additionally, the Company filed a complaint against Fleet Retail Finance and certain other defendants seeking damages in excess of

________________________________________________________________________________
                                    Page 10

$25,000,000. The Complaint alleges fraud, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with advantageous relations, violation of the Racketeer Influenced and Corrupt Organizations Act and violation of applicable provisions of Massachusetts state law.

The Company also filed a motion to vacate the temporary order obtained by Fleet Retail Finance and to restrain Fleet Retail Finance from sweeping the cash from the Company's depository accounts, which are used to fund operations and payroll. On August 22, 2000 the Massachusetts court directed Fleet Retail Finance to release enough funds to cover payroll.

On August 24, 2000, primarily in response to the Fleet Retail Finance action to accelerate payment of the outstanding indebtedness under the Company's secured credit facility, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company retained possession of its properties and assets and continued to operate with its existing directors and officers as a Debtor-in-Possession ("DIP"). As Debtors-in-Possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court.

Pursuant to the provisions of the Bankruptcy Code, as of the petition date actions to collect pre-petition indebtedness owed by the Company are stayed and other pre-petition contractual obligations may not be enforced against the Company. In addition, as debtors-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process.

The Bankruptcy Court approved payment of certain pre-petition liabilities such as employee expenses and benefits. The Bankruptcy Court also allowed for the retention of legal and financial professionals.

________________________________________________________________________________
                                    Page 11

On September 27, 2000 the Company obtained approval from the United States Bankruptcy Court to reject the leases on 17 under performing store locations and liquidate the assets. The assets were sold to Video One Liquidators at the aggregate net liquidation price of $508,760. The company recognized loss on sale of approximately $2.2 million during the third quarter ended October 31, 2000.

Effective February 13, 2001, West Coast Entertainment director's informed the Company that they were terminating the "Management Agreement" effective immediately, due to the sale of substantially all West Coast Entertainment's remaining 56 Stores and various other assets to Video One Liquidators.

In February 2001, the Company relocated its corporate offices from 9998 Global Road, 2nd Floor, Philadelphia, Pennsylvania, 19115 to 4800 Easton Drive, Suite 108, Bakersfield, California.

The Company and Fleet Retail Finance entered into an agreement ("the Fleet Compromise"), which was approved by the Court on March 28, 2001. The salient terms of the agreement granted Fleet Retail Finance an allowed claim in the amount of $10,000,000. In full satisfaction of the claim, the Company agreed to make two payments consisting of $1,500,000. The first payment of $1,000,000 was paid on March 28, 2001, which resulted in partial satisfaction of the Allowed Fleet Claim and the second payment of $500,000 on June 29, 2001 resulted in the full satisfaction of the Allowed Fleet Claim. In addition, both parties jointly dismissed the State Court Action with prejudice and Fleet Retail Finance and the Company simultaneously executed a mutual release of any and all claims against the directors, officers, employees and other representatives of each company.

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City (10% of the outstanding shares) for pro rata distribution; 700,000 shares are to be issued to preferred shareholders; and 5,600,000 shares are to be issued to Video City's creditors. The Company anticipates that all liabilities subject to compromise will receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan certain class 4A creditors had the option to receive 20% of their claim in

________________________________________________________________________________
                                    Page 12
cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain liabilities subject to compromise consist of tax obligations that are to be paid in cash over five years from date of assessment

The Company will issue the 7,000,000 shares of new common stock of reorganized Video City upon completion of the Company's past SEC filings on forms 10Q and 10K and completion of the audit and reviews of the Company's financial statements by it's independent certified public accountants.

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

Results of Operations

Three months and six months ended July 31, 2000 compared to the three months and six months ended July 31,1999.

Revenues

________________________________________________________________________________
                                    Page 13

Rental revenue and product sales for the three months and six months ended July 31, 2000 totaled $7.7 million and $15.9 million compared to $14.2 million and $27.5 million for the three and six months ended July 31, 1999. Rental revenue and product sales decreased by $6.5 million or 46% and $11.7 million or 42% for the three months and six months ended July 31, 2000 as compared to the corresponding periods of the previous year. The decreased revenues were primarily attributable to the divestiture of 49 stores located in the states of Washington and Oregon to Blockbuster, Inc. on July 26, 1999, partially offset by the acquisition of 15 Video Galaxy Stores on March 31, 1999. At July 31, 2000 the Company had 75 stores operating in ten states compared to 135 stores operating in twelve states at July 31, 1999. The Company had management fee income of $1.2 million and $2.5 million related to the "Management Agreement" entered into with West Coast Entertainment Corporation on March 3, 2000 for the three and six months ended July 31, 2000. The Company had no management fee income for the three and six months ended July 31, 1999.

Store Operating Expenses

Store operating expenses for the three months and six months ended July 31, 2000 totaled $4.7 million and $9.2 million, as compared to $9.2 million and $17.1 million for the three months and six months ended July 31, 1999. Store operating expenses decreased by $4.5 million or 49% and $7.9 million or 46% for the three months and six months ended July 31, 2000 as compared to the corresponding periods of the previous year. The decrease in store operating expenses was primarily due to the divestiture of 49 stores located in the states of Washington and Oregon to Blockbuster, Inc. on July 26, 1999, partially offset by the acquisition of 15 Video Galaxy Stores on March 31, 1999. Store operating expenses as a percentage of rental revenues and product sales were 60% and 58% for the three months and six months ended July 31, 2000 compared to 64% and 62% for the corresponding period of 1999.

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory for the three months and six months ended July 31, 2000 totaled $3.0 million and $5.0 million, compared to $1.7 million and $3.5 million for the three months and six months ended July 31, 1999. Amortization increased by $1.3 million or 75% and $1.5 million or 44% for the three months and six

________________________________________________________________________________
                                    Page 14
months ended July 31, 2000 as compared to the corresponding periods of the previous year. On January 2000 the Company adopted an accelerated method of amortizing its rental inventory. Based on the new amortization method, the Company amortizes base stock (copies 1-3) on an accelerated basis over three months to $8, with the remaining base stock cost amortized on a straight-line basis over 33 months to a salvage value of $3. The cost of non base stock (generally greater than 3 copies per title for each for each store) are amortized on an accelerated basis over three months to an estimated $3 salvage value. Amortization of videocassette rental inventory as a percentage of rental revenues and product sales were 40% and 32% for the three months and six months ended July 31, 2000 compared to 12% and 13% for the corresponding period of 1999. This was partially offset by the divestiture of 49 stores located in the states of Washington and Oregon to Blockbuster, Inc. on July 26, 1999.

Cost of Product Sales

Cost of product sales for the three months and six months ended July 31, 2000 totaled $1.2 million and $2.7 million, compared to $2.4 million and $4.4 million for the three months and six months ended July 31, 1999. Cost of product sales decreased by $1.2 million or 51% and $1.7 million or 38% for the three months and six months ended July 31, 2000 as compared to the corresponding periods of the previous year. The decrease in the cost of product sales for the three months and six months ended July 31, 2000 was primarily due to the divestiture of 49 stores located in the states of Washington and Oregon to Blockbuster, Inc. on July 26, 1999, partially offset by the acquisition of 15 Video Galaxy Stores on March 31, 1999. Cost of product sales as a percentage of rental revenues and product sales, was 15% and 17% for the three months and six months ended July 31, 2000, compared to 17% and 16% for the same period of 1999.

Cost of Leased Product

Cost of leased product for the three months and six months ended July 31, 2000 totaled $0.4 million and $0.8 million, compared to $1.7 million and $2.2 million for the three months and six months ended July 31, 1999. Cost of leased products decreased by $1.3 million or 77% and $1.3 million or 61% for the three months and six months ended July 31, 2000 as compared to the corresponding periods of the previous year. The decrease was primarily

________________________________________________________________________________
                                    Page 15
attributable to divestiture of 49 stores located in the states of Washington and Oregon to Blockbuster, Inc. on July 26, 1999, partially offset by the acquisition of 15 Video Galaxy Stores on March 31, 1999. Cost of leased product as a percentage of rental revenues and product sales, was 5% and 5% for the three months and six months ended July 31, 2000, compared to 12% and 8% for the same period of 1999.

General and Administrative Expenses

General and administrative expenses for the three months and six months ended July 31, 2000 totaled $2.3 million and $4.5 million, compared to $3.4 million and $5.5 million for the three months and six months ended July 31, 1999. General and administrative expenses decreased by $1.1 million or 32% and $ 0.9 million or 17% for the three months and six months ended July 31, 2000 as compared to the corresponding periods of the previous year. General and administrative expenses as a percentage of total revenues and product sales, was 30% and 28% for the three months and six months ended July 31, 2000 compared to 24% and 20% for the same period in 1999.

Restructuring Costs

The Company accrued $1.6 million in restructuring costs during the quarter ended 4/30/00 , consisting of severance obligations to employees, lease liability for the former executive offices in Torrance, California, and a non-cash write down of the related leasehold improvements. These costs are related to the Company's effort to improve the performance of its operations and streamline its corporate expenses after entering into the Management Agreement and in anticipation of the proposed merger between the Company and West Coast Entertainment Corporation.

Interest Expense

Interest expense decreased $ 0.1 million or 10%, to $0.6 million for the three months and $0.1 million or 6%, to $1.2 million for the six months ended July 31, 2000, compared to $0.7 million and $1.3 million for the corresponding periods in 1999.

________________________________________________________________________________
                                    Page 16

Income Taxes

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. At July 31, 1999, due to the acquisitions of Videoland and Video Galaxy, the Company determined from its projections, that it was more likely than not that future taxable income would be sufficient to enable the Company to realize its deferred tax assets and had accordingly not recorded a valuation allowance for it's deferred tax asset. However, due to the pending acquisition with West Coast Entertainment, the Company's short-term divestiture strategy, and the losses incurred during fiscal 2000 and the first quarter of fiscal 2001, management cannot determine that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Accordingly, a full valuation allowance has been established against the deferred tax asset at July 31, 2000.

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

Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash, or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during the fiscal year ended January 31, 2001.

________________________________________________________________________________
                                    Page 17

On December 28, 1998, the Company and its subsidiaries entered into a Loan and Security agreement with BankBoston Retail Finance providing for a $30 million revolving credit facility secured by all of the assets of Video City and its subsidiaries. Fleet subsequently became the successor to Bank Boston. The BankBoston credit facility replaced the Company's previous loan facility. The loan agreement provided for a maturity date of December 29, 2001 and a per annum interest rate equal to either (a) the base rate announced from time to time by BankBoston, N.A. plus 0.5 percent or (b) LIBOR plus 3.0 percent, at Video City's election. In addition, the Company is obligated to pay various fees in connection with the credit facility. The amount available for borrowing under the line of credit is determined by deducting the Company's principal balance of the line of credit from its borrowing base. The borrowing base is determined by multiplying the applicable inventory advance rate by the number of units of the acceptable inventory, net of reserves. The agreement provides for various financial reporting and financial performance covenants that require the Company to meet or exceed certain financial ratios on a monthly basis. Due to the Company not meeting some of the financial covenants as required, the Company requested and was granted waivers by BankBoston for the quarters ended April 30, 1999 and July 31, 1999. On September 23, 1999, the Company entered into a forbearance agreement with BankBoston that amended the terms of the Loan Agreement and revised the financial performance covenants of the Loan Agreement and contained weekly covenant requirements. From November 17, 1999 through November 30, 1999, the Company did not meet the financial performance covenants as set forth in the forbearance agreement. As a result of not meeting the financial covenants, the interest rate on the loan was increased from 0.5% plus prime to the default rate of interest of 3% plus prime. The forbearance agreement also provides that the aggregate balance of the loan shall be temporarily limited to $10.5 million. On March 9, 2000, the Company entered into a second Forbearance Agreement with BankBoston, after the September 10, 1999 Forbearance Agreement expired. Subject to the terms of the second Forbearance Agreement, the Credit Facility was limited to $10.8 million, and the financial performance covenants were revised. On May 20, 2000, the Company entered into a third Forbearance Agreement with BankBoston, after not meeting certain financial covenants in the second Forbearance Agreement. Under the terms of the Third Forbearance Agreement, BankBoston modified the terms of the Loan Agreement to allow borrowing under the Credit Facility to be increased and temporarily limited to $11.3 million and has instituted additional performance covenant requirements. BankBoston at its discretion is continuing to make advances in accordance with the Loan Agreement. There can be no assurance, however, that BankBoston will continue to make advances in the future

________________________________________________________________________________
                                    Page 18
under the terms of the Loan Agreement. The Company has classified the senior secured revolving credit facility as a current liability. As of July 31, 2000, the total outstanding balance under the BankBoston credit facility was $11.9 million and the availability on the credit facility was $0.

On August 17, 2000, Fleet the successor to BankBoston purported to accelerate the outstanding indebtedness under the Company's secured credit facility with Fleet. Fleet also initiated an action in Massachusetts State Court to recover the sums allegedly due under the credit facility and obtained a temporary order requiring that the Company deposit its cash receipts into designated Fleet accounts. Additionally, the Company filed a complaint against Fleet and certain other defendants seeking damages in excess of $25.0 million. The Complaint alleges fraud, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with advantageous relations, violation of the Racketeer Influenced and Corrupt Organizations Act and violation of applicable provisions of Massachusetts state law.

The Company also filed a motion to vacate the temporary order obtained by Fleet and to restrain Fleet from sweeping the cash from the Company's depository accounts, which are used to fund operations and payroll. On August 22, 2000 the Massachusetts court directed Fleet to release enough funds to cover payroll.

On August 24, 2000, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. No trustee, receiver or examiner has been appointed and the Company is continuing to operate as a debtor-in-possession.

The Company and Fleet Retail Finance formally entered into an agreement ("the Fleet Compromise"), which was approved by the Court on March 28, 2001. The salient terms of the agreement granted Fleet Retail Finance an allowed claim in the amount of $10.0 million. In full satisfaction of the claim, the Company agreed to make two payments consisting of $1.5 million. The first payment of $1.0 million was paid on March 28, 2001, which resulted in partial satisfaction of the Allowed Fleet Claim and the second payment of $0.5 million on June 29, 2001 resulted in the full satisfaction of the Allowed Fleet Claim. In addition, both parties jointly dismissed the State Court Action

________________________________________________________________________________
                                    Page 19
with prejudice and Fleet Retail Finance and the Company simultaneously executed a mutual release of any and all claims against the directors, officers, employees and other representatives of each company.

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City (10% of the outstanding shares) for pro rata distribution; 700,000 shares are to be issued to preferred shareholders; and 5,600,000 shares are to be issued to Video City's creditors. The Company anticipates that all liabilities subject to compromise will receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan certain class 4A creditor's had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain liabilities subject to compromise consist of tax obligations that are to be paid in cash over five years from date of assessment.

Cash Flows

Six months Ended July 31, 2000 Compared to the Six months Ended July 31, 1999

The increase in net cash provided by operating activities of $5.4 million for the six months ended July 31, 2000 compared to the six months ended July 31, 1999 was primarily due to an increase in accrued expenses and accounts payable and a decrease in merchandise inventories, partially offset by an increase in other assets. Net cash used in investing activities decreased by $10.6 million for the six months ended July 31, 2000 compared to the six months ended July 31, 1999 primarily due to a decrease in the purchases of videocassette rental inventory and fixed assets resulting from the reduction in the number of stores. Net cash provided by financing activities increased $6.1 million for the six months ended July 31, 2000 compared to the six months ended July 31, 1999 mainly due to increased borrowings under the credit facility.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

________________________________________________________________________________
                                    Page 20

The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations. The carrying value of the Company's bank debt approximates fair value at July 31, 2000 and 1999 since the note related thereto substantially bears interest at a floating rate based upon the lenders' "prime" rate.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Preferred Stock Dividends - During the quarter ended July 31, 2000, the Company issued 455,142 shares of the Company's Common Stock to two holders of the Company's Series B Convertible Redeemable Preferred Stock as stock dividends with respect to the Series B Preferred Stock. The Stock dividends are issued on a monthly basis commencing in June 1999 through June 2018, unless the two holders convert the preferred stock to common stock.

The Company believes that the issuance of securities in each of the foregoing transactions was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

The Company is in default of its senior secured revolving credit facility with Fleet (formally BankBoston). The amount outstanding as of July 31, 2000 was $11.9 million. The Company has been operating under certain forbearance agreements. During the quarter ended July 31, 2000 the Company was not in compliance with the financial performance covenants as set forth in the forbearance agreements and entered into a third Forbearance Agreement with BankBoston which limits total borrowing under the Credit Facility to $11.3 million and includes additional performance covenant requirements.

Item 6. Exhibits and Reports on Form 8-K

________________________________________________________________________________
                                    Page 21

(a) Exhibits:
    None

(b) Reports on Form 8-K
    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         Video City, Inc
                                                         ---------------
                                                           (Registrant)


           December 19, 2001                           /S/ Timothy L. Ford
                                                       -------------------
                                                         Timothy L. Ford
                                                     Chief Executive Officer
                                                   (Principal Executive Officer)
                                                    ---------------------------


           December 19, 2001
                                                      /S/ Rudolph R. Patino
                                                      ---------------------
                                                        Rudolph R. Patino
                                                     Chief Financial Officer
                                                   (Principal Financial Officer)
                                                    ---------------------------

________________________________________________________________________________
                                    Page 22