Form 10-Q
period 2000-10-31
VIDEO CITY INC
filed 2001-12-19
CIK 773135

================================================================================
                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ___________

                                    Form 10-Q

                                   ___________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2000
                                               ----------------

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

           4800 Easton Drive, Suite 108, Bakersfield, California 93309
               (Address of principal executive offices) (Zip Code)

                                   ___________

       Registrant's telephone number, including area code: (661) 634-9171

________________________________________________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes --- No ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     The number of shares of Common Stock outstanding as of December 12, 2001 was 16,442,662.

________________________________________________________________________________

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS

                                                                                  October 31,     January 31,
                                                                                      2000           2000
                                                                                  -----------     -----------
                                                                                  (Unaudited)
     ASSETS
     Current assets:
       Cash ....................................................................  $   626,945     $    24,316
       Customer receivables ....................................................      512,314       1,003,578
       Notes receivable ........................................................           --           9,078
       Merchandise inventory ...................................................    2,919,040       3,767,919
       Other ...................................................................      541,517          75,000
                                                                                  -----------     -----------
          Total current assets .................................................    4,599,816       4,879,891

     Rental library, net .......................................................    4,389,146       6,223,364
     Property and equipment, net ...............................................    2,564,286       4,266,665
     Goodwill ..................................................................    3,230,153       4,920,303
     Other assets ..............................................................      886,299       1,003,564
                                                                                  -----------     -----------
          Total assets .........................................................  $15,669,700     $21,293,787
                                                                                  ===========     ===========

           See accompanying notes to consolidated financial statements


________________________________________________________________________________

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS

                                                                                              October 31,           January 31,
                                                                                                2000                   2000
                                                                                           --------------         -------------
                                                                                             Unaudited
     LIABILITIES NOT SUBJECT TO COMPROMISE
     Current liabilities:
       Accounts payable ...............................................................       $    139,352        $ 23,033,955
       Accrued Expenses ...............................................................          1,022,366           3,069,765
       Senior secured revolving credit facility .......................................                 --           9,769,574
       Current portion of long-term debt ..............................................                 --           5,565,078
                                                                                              ------------        ------------
          Total current liabilities ...................................................          1,161,718          41,438,372
     Long-term debt, less current portion .............................................                 --           1,231,907
       Other liabilities ..............................................................             99,456              99,456
                                                                                              ------------        ------------
     Total liabilities Not Subject to Compromise ......................................          1,261,174          42,769,735
                                                                                              ------------        ------------

     LIABILITIES SUBJECT TO COMPROMISE

     Accounts payable .................................................................         26,937,085                  --
     Senior secured revolving credit facility .........................................         10,521,387                  --
     Notes payable ....................................................................          6,790,454                  --
     Accrued interest .................................................................          1,004,342                  --
     Other liabilities ................................................................          2,191,501                  --
                                                                                              ------------        ------------
          Total Liabilities Subject to Compromise .....................................         47,444,769                  --
                                                                                              ------------        ------------
     Total Liabilities ................................................................         48,705,943          42,769,735
     Stockholders' deficit:
       Preferred stock ................................................................          6,292,135           6,217,135
       Common stock, $.01 par value per share, 30,000,000 shares authorized;
        16,442,662 shares issued and outstanding at October 31, 2000 and
        15,767,959 shares issued and outstanding at January 31, 2000 ..................            164,427             157,679
       Additional paid-in capital .....................................................         13,576,968          13,268,548
       Accumulated deficit ............................................................        (53,069,773)        (41,119,310)
                                                                                              ------------        ------------
          Total stockholders' deficit .................................................        (33,036,243)        (21,475,948)
                                                                                              ------------        ------------
     Total liabilities and stockholders' deficit ......................................       $ 15,669,700        $ 21,293,787
                                                                                              ============        ============

           See accompanying notes to consolidated financial statements
_______________________________________________________________________________
                                     Page 4

                                VIDEO CITY, INC.
                            DEBTOR - IN - POSSESSION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                      October 31,     October 31,      October 31,     October 31,
                                                                         2000            1999            2000             1999
                                                                     -------------   -------------   --------------   -------------
     REVENUES:

       Rental revenues and product sales ........................... $  5,808,282     $  8,723,038     $ 21,672,312    $ 36,241,069
       Management fee income .......................................      998,826               --        3,522,656              --
                                                                     ------------     ------------     ------------    ------------
     TOTAL REVENUES ................................................    6,807,108        8,723,038       25,194,968      36,241,069
                                                                     ------------     ------------     ------------    ------------

     OPERATING COSTS AND EXPENSES:

       Store operating expenses ....................................    3,855,825        5,849,472       13,012,773      22,905,007
       Amortization of rental library ..............................    1,872,009          928,953        6,903,956       4,434,986
       Cost of product sales .......................................      816,509        2,140,979        3,512,018       6,496,760
       Cost of leased product ......................................      343,540        1,562,097        1,192,068       3,713,689
       Restructuring ...............................................           --               --        1,564,000              --
       General and administrative expenses .........................    2,547,787        2,722,220        7,059,423       8,174,237
       Store Closure Expenses ......................................           --        1,345,400               --       1,345,400
                                                                     ------------     ------------     ------------    ------------
     TOTAL OPERATING COSTS AND EXPENSES ............................    9,435,670       14,549,121       33,244,238      47,070,079

     Loss from operations before reorganization items...............   (2,628,562)      (5,826,083)      (8,049,270)    (10,829,010)
     Other (Income) expense
       (Gain) Loss on sale of assets ...............................           --          383,384               --      (1,529,794)
       Interest expense, net (contractual interest $552,000
       and $1,758,000) .............................................      141,137          462,100        1,347,254       1,744,862
       Other .......................................................      (15,586)         (21,696)         (26,157)        (76,432)
                                                                     ------------     ------------     ------------    ------------
     Loss before reorganization items and income taxes .............   (2,754,113)      (6,649,871)      (9,370,367)    (10,967,646)
     Reorganization items
       Professional fees ...........................................      104,000               --          104,000              --
       (Gain) Loss on sale of assets ...............................    1,954,581               --        2,153,954              --
                                                                     ------------     ------------     ------------    ------------
     Loss Before Income Taxes ......................................   (4,812,694)      (6,649,871)     (11,628,321)    (10,967,646)
     Income tax benefit ............................................           --               --               --        (546,603)
                                                                     ------------     ------------     ------------    ------------
     Net Loss ......................................................   (4,812,694)      (6,649,871)     (11,628,321)    (10,421,043)
                                                                     ============     ============     ============    ============
     Dividends on preferred stock ..................................           --         (152,000)        (322,142)       (266,037)
                                                                     ------------     ------------     ------------    ------------
     Net loss applicable to common shareholders .................... $ (4,812,694)    $ (6,801,871)    $(11,950,463)   $(10,687,080)
                                                                     ============     ============     ============    ============
     Loss per common share data:
        Basic and Diluted Loss Per Share ........................... $      (0.29)    $      (0.46)    $      (0.73)   $      (0.76)
     Weighted average number of common shares outstanding
        Basic and Diluted ..........................................   16,442,662       14,823,823       16,268,843      14,152,717


           See accompanying notes to consolidated financial statements

--------------------------------------------------------------------------------

                                VIDEO CITY, INC.

                            DEBTOR - IN - POSSESSION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                           October 31,    October 31,
                                                                             2000            1999
Increase (Decrease) in cash
Cash flows from operating activities:
Net Loss .............................................................   $(11,628,321)   $(10,421,043)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:

  Depreciation and amortization ......................................      8,508,961       5,974,897

  Increase in net deferred tax asset .................................             --        (546,603)

  Issuance of stock for services and inventory .......................        187,500       2,908,582

  (Gain) Loss on sale of asset .......................................      2,153,954      (1,529,802)

Changes in assets and liabilities, net of effects of acquisitions:

  Decrease (increase) in customer receivables ........................        491,264        (969,814)

  Decrease in notes receivable .......................................          9,078          (9,506)

  Decrease (increase) in merchandise inventories .....................        848,879      (2,480,269)

  Increase in other assets ...........................................       (426,417)     (1,060,015)

  Increase in accounts payable .......................................      3,923,008       8,629,521

  Increase (decrease) in accrued expenses ............................      1,148,444      (2,724,563)

  Decrease in other liabilities ......................................             --        (263,934)
                                                                         ------------    ------------
Net cash provided by (used in) operating activities ..................      5,216,350      (2,492,549)
                                                                         ------------    ------------
Cash flows from investing activities:

  Purchases of videocassette rental library ..........................     (5,705,372)     (6,217,385)

  Purchases of fixed assets ..........................................       (162,391)     (2,413,732)

  Repayment on note receivable .......................................             --       1,228,000

  Store acquisitions .................................................             --        (167,036)

  Proceeds from sale of assets .......................................             --      13,863,000

  Proceeds from sale of assets after Chapter 11 filing ...............        508,760              --
                                                                         ------------    ------------
Net cash provided by (used) in investing activities ..................     (5,359,003)      6,292,847
                                                                         ------------    ------------
  Cash flows from financing activities:

  Repayment of long-term debt ........................................         (6,531)       (356,599)

  Proceeds from issuance of long-term debt ...........................             --       2,015,979

  Proceeds from issuance of preferred stock ..........................             --         625,000

  Proceeds from borrowings (repayments) under credit facility ........        751,813      (6,085,390)

  Cash payments made in conversion of preferred stock ................             --        (188,325)

  Proceeds from exercising options and warrants ......................             --          45,712
                                                                         ------------    ------------
Net cash provided by (used in) financing activities ..................        745,282      (3,943,623)
                                                                         ------------    ------------
Net increase (decrease) in cash ......................................        602,629        (143,325)

Cash at beginning of  period .........................................         24,316         172,043
                                                                         ------------    ------------
Cash at end of period ................................................   $    626,945    $     28,718
                                                                         ============    ============

           See accompanying notes to consolidated financial statements


________________________________________________________________________________
                                     Page 6

                                VIDEO CITY, INC.
                            DEBTOR - IN - POSSESSION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                         October 31,      October 31,
                                                                                            2000             1999
                                                                                          ---------       -----------
          Supplementary disclosures of cash flow information
          Cash Paid For:
            Interest ..................................................................   $ 651,225       $ 1,174,777
            Income taxes ..............................................................          --            17,924
            Reorganization items ......................................................     104,000                --

          Non-cash investing and financing activities:
            Common Stock issued for professional services .............................     112,500         2,908,582
            Preferred stock issued in satisfaction of liabilities .....................      75,000         1,187,334
            Note receivable from sale of assets .......................................          --           830,000
            Preferred stock dividends .................................................     322,142           266,037

          For acquisitions consummated during the Nine months ended October 31, 1999, the Company paid $167,036, net of cash acquired. In conjunction with the 1999 acquisitions, liabilities were assumed as follows:

          Fair value of assets acquired ...............................................                   $ 1,614,929
          Cash paid ...................................................................                      (167,036)
          Common stock issued .........................................................                      (641,394)
          Preferred stock issued ......................................................                    (1,251,174)
          Goodwill ....................................................................                     4,172,469

                                                                                                          -----------
            Liabilities assumed .......................................................                   $ 3,727,794
                                                                                                          ===========

          See accompanying notes to consolidated financial statements.

________________________________________________________________________________
                                      Page 7

                                VIDEO CITY, INC.
                            DEBTOR - IN - POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The consolidated balance sheet as of October 31, 2000, the consolidated statement of operations for the three and nine months ended October 31, 2000 and 1999, and the consolidated statement of cash flows for the nine months ended October 31, 2000 are unaudited and have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor-in-possession financing agreements, confirmation of a plan of reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flow from operations to meet its obligations.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of October 31, 2000, the results of operations for the three and nine months ended October 31, 2000 and 1999, and cash flows for the nine months ended October 31, 2000 and 1999. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1999.

________________________________________________________________________________
                                      Page 8

The accompanying unaudited consolidated balance sheet as of October 31, 2000 segregates liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different that those presented herein.

Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filing and proceedings, which are required to be expensed as incurred.

2.  Restructuring Costs

The Company incurred $1.6 million in restructuring costs during the period ending October 31, 2000, consisting of severance obligations to employees, lease liability for the former executive offices in Torrance, California, and non-cash write down of the related leasehold improvements. These costs are related to the Company's effort to improve the performance of its operations and streamline its corporate expenses after entering into the Management Agreement and in anticipation of the proposed merger between the Company and West Coast Entertainment Corporation.

3.  Bankruptcy

On August 17, 2000, Fleet Retail Finance purported to accelerate the outstanding indebtedness under the Company's secured credit facility with Fleet Retail Finance. Fleet Retail Finance also initiated an action in the Massachusetts State Court to recover the sums allegedly due under the credit facility and obtained a temporary order requiring that the Company deposit its cash receipts into designated Fleet Retail Finance accounts. Additionally, the Company filed a complaint against Fleet Retail Finance and certain other defendants seeking damages in excess of $25.0 million. The Complaint alleges fraud, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with advantageous relations, violation of

________________________________________________________________________________
                                      Page 9

 .

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

On August 24, 2000, as a result of Fleet Retail Finance action to accelerate payment of the outstanding indebtedness under the Company's secured credit facility, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The company retained possession of its properties and assets and continued to operate with its existing directors and officers as a Debtor-in-Possession ("DIP"). As Debtors-in-Possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court.

Pursuant to the provisions of the Bankruptcy Code, as of the petition date actions to collect pre-petition indebtedness owed by the Company are stayed and other pre-petition contractual obligations may not be enforced against the Company. In addition, as debtors-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Accordingly, these obligations have been included as liabilities subject to compromise.

The Bankruptcy Court approved payment of certain pre-petition liabilities such as employee expenses and benefits. The Bankruptcy Court also allowed for the retention of legal and financial professionals. The items are recorded as accounts payable and accrued expenses not subject to compromise.

4.  Divestiture of Stores

________________________________________________________________________________
                                     Page 10

On September 27, 2000 the Company obtained approval from the United States Bankruptcy Court to reject the leases on 17 under performing store locations and liquidate the assets. The assets were sold to Video One Liquidators at the aggregate net liquidation price of $508,760. The company recognized loss on sale of approximately $2.2 million during the third quarter ended October 31, 2000, which is included in the reorganization items.

5.  Earnings Per Share

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

6.  Use of Estimates

In addition to the uncertainties related to the Chapter 11 proceedings, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

7.  Subsequent Events

________________________________________________________________________________
                                     Page 11

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

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City (10% of the outstanding shares) for pro rata distribution; 700,000 shares are to be issued to preferred shareholders; and 5,600,000 shares are to be issued to Video City's creditors. The Company anticipates that approximately all liabilities subject to compromise will receive in full satisfaction of their claims through shares of common stock of Video City based on the Plan of Reorganization. As part of the plan certain class 4A creditor's had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain liabilities subject to compromise consist of tax obligations that are to be paid in cash over five years from date of assessment

________________________________________________________________________________
                                     Page 12

The Company will issue 7,000,000 shares of new common stock of reorganized Video City upon completion of the Company's past SEC filings on forms 10Q and 10K and completion of the audit and reviews of the Company's financial statements by it's independent certified public accountants.


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


As described in Note 1 to the unaudited consolidated financial statements, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on August 24, 2000.


Results of Operations


Three months and nine months ended October 31, 2000 compared to the three months and nine months ended October 31, 1999.


Revenues


Rental revenue and product sales for the three months and nine months ended October 31, 2000 totaled $5.8 million and $21.7 million compared to $8.7 million and $36.2 million for the three and nine months ended October 31,

________________________________________________________________________________
                                     Page 13

1999. Revenue decreased by $2.9 million or 33% and $14.5 million or 40% for the three months and nine months ended October 31, 2000 as compared to the corresponding periods of the previous year. The decreased revenues were primarily attributable to the liquidation and closing of 22 stores during this quarter and the previous quarter. As of October 31, 2000, the Company was operating 55 stores in 10 states compared to 77 stores in 10 states at October 31, 1999. In addition, the Company was operating in Chapter 11 Bankruptcy for nearly the entire quarter, which reduced the working capital available for product purchases. The Company had management fee income of $1.0 million and $3.5 million for the three and nine months ended October 31, 2000, related to the "Management Agreement" entered into with West Coast Entertainment Corporation on March 3, 2000 and terminated on February 13, 2001. The Company had no management fee income for the three and nine months ended October 31, 1999.


Store Operating Expenses


Store operating expenses for the three months and nine months ended October 31, 2000 totaled $3.9 million and $13.0 million, as compared to $5.8 million and $22.9 million for the three months and nine months ended October 31, 1999. Store operating expenses decreased by $1.9 million or 33% and $9.9 million or 43% for the three months and nine months ended October 31, 2000 as compared to the corresponding periods of the previous year. The decrease in store operating expenses was primarily due to the liquidation and closing of 22 stores this quarter and the previous quarter. In addition, due to operating in Chapter 11 Bankruptcy the store expenses were reduced to minimum levels to preserve cash. Store operating expenses as a percentage of rental revenues and product sales were 67% and 60% for the three months and nine months ended October 31, 2000 compared to 67% and 63% for the corresponding periods of 1999.


Amortization of Videocassette Rental Inventory


Amortization of videocassette rental inventory for the three months and nine months ended October 31, 2000 totaled $1.9 million and $6.9 million, compared to $0.9 million and $4.4 million for the three months and nine months ended October 31, 1999. Amortization increased by $1.0 million or 111% and $2.5 million or 57% for the three months and nine months ended October 31, 2000 as compared to the corresponding periods of the previous year. On

________________________________________________________________________________
                                     Page 14

January 2000 the Company adopted an accelerated method of amortizing its rental inventory. Based on the new amortization method, the Company amortizes base stock (copies 1-3) on an accelerated basis over three months to $8, with the remaining base stock cost amortized on a straight line basis over 33 months to a salvage value of $3. The cost of non base stock (generally greater than 3 copies per title per store) are amortized on an accelerated basis over three months to an estimated $3 salvage value. Amortization of videocassette rental inventory as a percentage of rental revenues and product sales were 33% and 32% for the three months and nine months ended October 31, 2000 compared to 10% and 12% for the corresponding period of 1999. In addition, the increase was partially due to the Company not leasing product under studio revenue sharing agreements due to the Chapter 11 filing. This was partially offset by the liquidation and closing of 22 stores.


Cost of Product Sales


Cost of product sales for the three months and nine months ended October 31, 2000 totaled $0.8 million and $3.5 million, compared to $2.1 million and $6.5 million for the three months and nine months ended October 31, 1999. Cost of product sales decreased by $1.3 million or 62% and $3.0 million or 46% for the three months and nine months ended October 31, 2000 as compared to the corresponding periods of the previous year. The decrease in the cost of product sales for the three months and nine months ended October 31, 2000 was primarily due to the liquidation and closing of 22 stores this quarter and the previous quarter. In addition, the Company lacked proper working capital during the fiscal year to purchase adequate sell thru products. Cost of product sales as a percentage of rental revenues and product sales, was 14% and 16% for the three months and nine months ended October 31, 2000, compared to 24% and 18% for the same period of 1999.


Cost of Leased Product


Cost of leased product for the three months and nine months ended October 31, 2000 totaled $0.3 million and $1.2 million, compared to $1.6 million and $3.7 million for the three months and nine months ended October 31, 1999. Cost of leased products decreased by $1.3 million or 81% and $2.5 million or 68% for the three months and nine months ended October 31, 2000 as compared to the corresponding periods of the previous year. Cost of leased

________________________________________________________________________________
                                     Page 15
product as a percentage of rental revenues and product sales, was 5% and 6% for the three months and nine months ended October 31, 2000, compared to 18% and 10% for the same period of 1999. The decrease was primarily due to the Company not leasing product under studio revenue sharing agreements beginning August 24, 2000 due the Chapter 11 Bankruptcy filing. The decrease was also attributable to a reduction in the number of stores this period as opposed to last year.


Restructuring Costs


The Company incurred $1.6 million in restructuring costs during the nine months ending October 31, 2000, consisting of severance obligations to employees, lease liability for the former executive offices in Torrance, California, and a non-cash write down of the related leasehold improvements. These costs are related to the Company's effort to improve the performance of its operations and streamline its corporate expenses after entering into the Management Agreement and in anticipation of the proposed merger between the Company and West Coast Entertainment Corporation.


General and Administrative Expenses


General and administrative expenses for the three months and nine months ended October 31, 2000 totaled $2.5 million and $7.1 million, compared to $2.7 million and $8.2 million for the three months and nine months ended October 31, 1999. General and administrative expenses decreased by $0.2 million or 7% and $1.1 million or 13% for the three months and nine months ended October 31, 2000 as compared to the corresponding periods of the previous year. The decrease in general and administrative expenses was primarily attributable to the company reduction in employee salaries and related cost savings that resulted from the moving of the Company's corporate headquarters from Torrance, California to Philadelphia, Pennsylvania in March 2000. General and administrative expenses as a percentage of total revenues were 43% and 33% for the three months and nine months ended October 31, 2000, compared to 31% and 23% for the same period in 1999.


Store Closure Expenses

________________________________________________________________________________
                                     Page 16

During September and October of 1999, the Company closed 13 under-performing stores and incurred $1.3 million of store closure expenses. The majority of expenses associated with the closure of these stores included rent, utilities, field management, inventory transfer and payroll expenses.


Interest Expense


Interest Expense for the three months and nine months ended October 31, 2000 totaled $0.1 million and $1.3 million, compared to $0.5 million and $1.7 million for the three and nine months ended October 31, 1999. The decrease in interest expense is reflective of a decreased average balance of borrowings as well as the discontinuance of recording interest expense on unsecured and partially secured prepetition debt subject to compromise.


Income Taxes


Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax asset at October 31, 2000.


Liquidity and Capital Resource


Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date of August 24, 2000. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization, which requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court. Additional claims may arise subsequent to the filing of the Chapter 11 petitions resulting from further rejection of certain executory contracts and unexpired leases and from the determination by the Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization.

________________________________________________________________________________
                                     Page 17

Until the Bankruptcy Court confirms a plan of reorganization, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except for payments for property and equipment under lease, principal and interest payments on prepetition debt have not been made since the filing date and will not be made without the Bankruptcy Court's approval or until a plan or reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. There is no assurance at this time that a plan of reorganization will be proposed by the Company or if a proposed plan will be approved or confirmed by the Bankruptcy Court.

The Company funds its short-term working capital needs, including the purchase of videocassettes and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future videocassette and other inventory purchases and other working capital needs for its existing stores.

Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. At this time, it is not possible to predict the outcome of the Chapter 11 filing, in general, or its effects on the business of the Company or on the interests of creditors or shareholders.

The Company believes that the sources of capital described above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 2001; however as a result of the Company's Chapter 11 proceedings and its other events described above, no assurance can be given with respect to the Company's liquidity.

During the Debtor-in-Possession period the Company's supply vendors require all purchases of inventory be made only by cash in advance. There can be no assurance, however, that future cash from operations will be sufficient to fund future videocassette and inventory purchases.

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

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City (10% of the outstanding shares) for pro rata distribution; 700,000 shares are to be issued to preferred shareholders; and 5,600,000 shares are to be issued to Video City's creditors. The Company anticipates that approximately all liabilities subject to compromise will receive in full satisfaction of their claims through shares of common stock of Video City based on the Plan of Reorganization. As part of the plan certain class 4A creditor's had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain liabilities subject to compromise consist of tax obligations that are to be paid in cash over five years from date of assessment.

Cash Flows

Nine months Ended October 31, 2000 Compared to the Nine months Ended October 31, 1999

The increase in net cash provided by operating activities of $7.7 million for the nine months ended October 31, 2000 compared to the nine months ended October 31, 1999 was primarily due to an increase in accrued expenses and accounts payable and a decrease in merchandise inventories, partially offset by an increase in other assets. Net cash used in investing activities increased by $11.7 million for the nine months ended October 31, 2000 compared to the nine months ended October 31, 1999 primarily due to a decrease in the proceeds from sale of assets and a decrease in purchases of videocassette rental inventory and fixed assets resulting from the reduction in the number of stores. Net cash provided by financing activities decreased $4.7 million for the nine months ended October 31, 2000 compared to the nine months ended October 31, 1999 primarily due to increased borrowings under the credit facility.

3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations. The Company discontinued recording interest expense on unsecured and partially secured prepetition debt subject to compromise.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 17, 2000, Fleet Retail Finance purported to accelerate the outstanding indebtedness under the Company's secured credit facility with Fleet Retail Finance. Fleet Retail Finance also initiated an action in the Massachusetts State Court to recover the sums allegedly due under the credit facility and obtained a temporary order requiring that the Company deposit its cash receipts into designated Fleet Retail Finance accounts. Additionally, the Company filed a complaint against Fleet Retail Finance and certain other defendants seeking damages in excess of $25,000,000. The Complaint alleges fraud, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with advantageous relations, violation of the Racketeer Influenced and Corrupt Organizations Act and violation of applicable provisions of Massachusetts state law.

The Company also filed a motion in the Massachusetts State Court to vacate the temporary order obtained by Fleet Retail Finance and to restrain Fleet Retail Finance from sweeping the cash from the Company's depository accounts, which are used to fund operations and payroll. On August 22, 2000 the Massachusetts court directed Fleet Retail Finance to release enough funds to cover payroll.

On August 24, 2000, as a result of Fleet Retail Finance Retail action to accelerate payment of the outstanding indebtedness under the Company's secured credit facility, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The company is in possession of its properties and assets and continues to operate with its existing directors and officers as a Debtor-in-Possession. As debtors-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court.

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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

The Company operated under certain forbearance agreements with their Senior Lender, Fleet Retail Finance (formerly Bank Boston), during the quarter ended October 31, 2000 and were not in compliance with the financial performance covenants as set forth in the forbearance agreements.

Pursuant to the provisions of the Bankruptcy Code, as of the petition date actions to collect pre-petition indebtedness owed by the Company are stayed and other pre-petition contractual obligations may not be enforced against the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None

(b)  Reports on Form 8-K

On August 24, 2000, the Company filed a current report on form 8-K, dated August 24, 2000, to report under Item 3 that the Company filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

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