Form 10-K
period 2001-01-31
VIDEO CITY INC
filed 2002-02-15
CIK 773135

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2001

                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________.

                         Commission File Number: 0-14023

                                VIDEO CITY, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                     95-3897052
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

 4800 Easton Drive, Suite 108 Bakersfield, California             93309
         (Address of principal executive offices)               (Zip Code)


                                 (661) 634-9171
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                              (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [_]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   YES [_]    NO [_]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 7, 2002, was approximately $70,000. The number of shares of common stock outstanding as January 20, 2002 was 16,442,662 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Documents Incorporated by Reference

     NONE

================================================================================

     Safe Harbor Statement under the Private Securities Litigation Reform Act of
     ---------------------------------------------------------------------------
1995.
----

     This Annual Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report.

                                     PART I

ITEM 1.   BUSINESS

General

     Video City, Inc. ("Video City" or the "Company") owns and operates video specialty stores located in the United States that rent and sell videocassettes, digital video discs ("DVDs"), and video games.

     The Company's predecessor, Lee Video City, Inc. ("Lee Video City"), was formed as a California corporation in February 1990 for the purpose of developing a chain of retail video specialty stores. In January 1997, Lee Video City, Inc. merged with and into Prism Entertainment Corporation, a publicly traded film company incorporated in Delaware in January 1984 ("Prism"), and the surviving Delaware corporation changed its name to "Video City, Inc." As a result of the Company's sale of its library of 47 feature films and other film properties in March 1998, the Company's sole business is the ownership and operation of video specialty stores.

The Company's principal executive offices were located at 9998 Global Road, Second Floor, Philadelphia, Pennsylvania, 19115. In February 2001, concurrent with the termination of the Management Agreement with West Coast Entertainment, the Company relocated its corporate offices to 4800 Easton Drive Suite 108, Bakersfield, California 93309 and its new telephone number is (661) 634-9171.

PROCEEDINGS UNDER CHAPTER 11

On August 24, 2000, the Company and its subsidiaries filed voluntary petitions seeking reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court of the Central District of California (the "Bankruptcy Court"). These petitions were jointly administered under Case Number LA00-34254TD, pursuant to Rule 1015b of the Federal Rules of Bankruptcy Procedure. The Company was in possession of its properties and assets and continued to operate with its existing directors and officers as debtors-in-possession. The Company was authorized to operate its business, but could not engage in transactions outside the normal course of business without approval, after notice and hearing, of the Bankruptcy Court.

Pursuant to the provisions of the Bankruptcy Code, as of the petition date actions to collect pre-petition indebtedness owed by the Company were stayed and other pre-petition contractual obligations could not be enforced against the Company. In addition, as debtors-in-possession, the Company had the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections could file claims with the Bankruptcy Court in accordance with the reorganization process. The Bankruptcy Court approved payment of certain pre-petition liabilities such as employee wages and benefits. Furthermore, the Bankruptcy Court allowed for the retention of legal and financial professionals.

The Company presented a plan of reorganization to the Bankruptcy Court on July 10, 2001 to reorganize the Company's businesses and to restructure the Company's obligations. On July 30, 2001 the Bankruptcy Court approved the company's plan of reorganization with an effective date of August 29, 2001.

Industry Overview

     Home Entertainment Retail Industry. According to Paul Kagan Associates, Inc. ("Paul Kagan"), the U.S. videocassette and DVD rental and sales industry has grown from $10.9 billion in revenue in 1991 to $19.9 billion in 2000 with 87% of all television households owning a videocassette recorder ("VCR") or DVD Player. The industry is projected to reach $27.4 billion in revenue by 2010 with 92% VCR and DVD penetration in television households, according to Paul Kagan.

According to Adams Media Research, DVD consoles were expected to reach 25 million U.S. homes by the end of 2001. It has been a breakout year for DVD and in 2002 the pace is expected to continue as DVD console households are expected to reach 36 million penetration.

Cambridge Associates consultant Mr. Richard Kelly reports that despite escalating DVD growth, tape duplication hasn't shrunk as quickly as some analysts had predicted. In his lastest IRMA report, Kelly estimated VHS output at 980 million cassettes in 2000, 922 million prerecorded cassettes in 2001 and projections for 840 million in 2002, still a significant market force. DVD replication is expected to soar from 284 million discs to 700 million in the same three-year period.

As mentioned above, 87% of the U.S. households own at least one VCR or DVD Player, and on the average rent videos at least a couple of times each month. We believe that the following factors, among others, make video and DVD rental a preferred medium of entertainment for millions of customers:

 .  the opportunity to browse among a very broad selection of movies;

 . the control over viewing, such as the ability to control start, stop, pause, fast-forward, rewind and screen select; and

 . the opportunity to entertain one or more people at home for a reasonable price.

     In addition, a significant competitive advantage that our industry currently enjoys over most other movie distribution channels except theatrical release, is the early timing of our distribution "window." After the initial theatrical release, studios make their movies available for rental over to video and DVD stores for a specified period of time. This window is exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television.

     The home entertainment industry is highly fragmented and continues to experience consolidation pressures. Trends toward consolidation have been fueled by the competitive impact of superstores on smaller retailers and the need for enhanced access to working capital and economies of scale. However, the home entertainment industry has experienced consolidation in recent years, as home entertainment store chains have gained significant market share from single store operators. We believe that small stores and chains in the home entertainment industry will continue to consolidate with national and regional chains and that such consolidation will offer us selective acquisition opportunities. We believe that there are several competitive advantages in being a regional home entertainment chain, including marketing efficiencies, access to sophisticated information systems, and competitive pricing. Even if there is significant consolidation, however, we expect that the home entertainment industry will remain fragmented.

     Movie Studio Dependence on Video Retailing. According to Paul Kagan, the home entertainment industry is the largest single source of domestic revenue to movie studios and independent suppliers of theatrical and direct-to-video movies and represent approximately $8.0 billion (an 8.5% increase from 1999), or 49%, of the estimated $16.4 billion of revenue generated in 2000. The Company believes that of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on the box office revenue alone. The Company believes the consumer is more likely to view "non hit" movies on rented videocassettee and DVD than in any other medium because retail home entertainment stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of new releases. As a result, retail home entertainment stores, including those operated by the Company, purchase movies on videocassette and DVD regardless of whether the movies were successful at the box office, thus providing the major movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, the Company believes movie studios are highly motivated to protect this unique and significant source of revenue.

     Rentals versus Sales. Although the home entertainment retail industry includes both rentals and sales, the consumer market for prerecorded videocassettes and DVDs has been primarily comprised of rentals. By setting the wholesale prices, movie studios influence the relative levels of videocassette and DVD rentals versus sales. Videocassettes released at a relatively high price, typically $60 to $70 for video, are purchased by home entertainment specialty stores and are promoted primarily as rental titles.Videocassettes released at a relatively low price, typically $5 to $24 ("sell-through titles"), are purchased by video specialty stores and are generally promoted as both rental and sale titles. DVDs are released and sold for both rental and sale at a relatively low price, typically $16 to $17. Home entertainment specialty stores utilize this format mainly for rental, with only a small percentage of DVDs used for sell-through. In general, movie studios attempt to maximize total revenue from videocassette and DVD releases by combining the release of most titles at a high price point to encourage purchase for the rental market, with the release of a relatively few major hits or animated children's classics at sell-through pricing to encourage purchase directly by the consumer at retail. Home entertainment specialty stores will purchase sell-through titles for both the rental market and for retail sale. Titles released at a high price are re-released at a lower price six months to one year after the initial release to promote sales directly to consumers. According to Paul Kagan, video and DVD rental revenue was approximately $8.0 billion in 2000 and is expected to increase to approximately $9.7 billion in 2002.

Business Strategy

     Superstore Format. The Company focuses on operating retail home entertainment superstores. The Company believes a superstore is the most commercially viable format for home entertainment stores at most locations. The broader selection of titles and greater availability of popular new releases of a superstore generate enough customer traffic to make it economically viable to lease optimal locations that may demand higher lease rates. Because many store operating expenses, including labor costs, are substantially fixed regardless of the size of a store, operating expenses are proportionately lower in the larger superstore format as compared to a smaller store.

     Selection, Availability and Customer Service. The Company's goal is to offer a more complete selection and greater availability of popular new releases in an effort to be the customers' preferred store. The Company believes that certain of the Company's promotional strategies such as the periodic guaranteeing of the availability of a popular new release at its stores have been successful in attracting and retaining its customers. The Company permits its customers in many markets to return a rental item to any of its other store locations and hence provides a convenience not available in other home entertainment store chains. In addition, the Company's goal is to place greater emphasis on offering its customers excellent service to encourage repeat visits. The Company uses demographic and historical rental data to determine the selection and quantity of videos and DVDs that will best meet the demands of customers in particular regions or neighborhoods.

     Centralized Real-Time Management. The majority of the stores' point-of-sale systems are directly connected to the Company's centralized management information systems which allows real-time communication and the ability for customers to rent at one location and return at another. In addition, the systems infrastructure allows close monitoring of sales and inventory, enabling the Company to actively manage its new videocassette and DVD purchases and monitor customer demand. The Company periodically redistributes its inventory of videocassettes and DVDs among its stores to fulfill customer demand without making excessive purchases of popular titles.

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

Growth Strategy

The following discussion of the Company's growth strategy applied prior to the Chapter 11 filing in August 2000. Since that filing, this growth strategy has been suspended.

     Development Program. In many regions, the Company believes there are opportunities for growth. Such growth if any will be the means of expansion in attractive market areas where there are no strong acquisition candidates and where good locations are still available. Before the completion of the acquisitions in fiscal 1999, the opening of new stores had fueled most of the Company's growth. The Company selected suitable locations, negotiated reasonable leases with the property owners, retained contractors to remodel the interior of the stores into the Company's superstore format, hired and trained store employees, advertised the stores within their trade area, and opened the stores for business.

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

     There is no assurance that the Company will be able to achieve continued growth or that the Company will be profitable as a result of such growth. Continued growth will place increasing pressure on the Company's management. A failure to manage such growth would adversely affect the Company's business. There is also no assurance that any newly developed or acquired stores will achieve sales and profitability comparable to the Company's existing stores.

Products

     Videocassette and DVD Rental. The Company's primary revenue source has been from the rental of videocassettes. DVDs are an alternative format to VHS tapes that offer consumers digital picture and sound and additional features such as enhanced content and interactivity. Each of the Company's stores currently offers from 6,000 to 15,000 videocassettes and DVDs consisting of from 4,000 to 10,000 different titles. New release titles (titles within one year from release date) are displayed in the prominent "New Release" section and are organized alphabetically by title. Other titles are displayed alphabetically within categories such as "Action," "Comedy" and "Drama." The Company is committed to offering as many copies of new releases as necessary to be competitive within its markets. Promotional strategies that the Company believes have been highly successful include (i) the guarantee for a limited time of the availability of a popular new release, (ii) allowing customers to reserve certain titles up to one week in advance, and (iii) allowing customers to rent and return videocassettes and DVDs at any of the Company's stores. DVDs have shown to be the fastest growing sell through and rental category introduced by the Company due to high consumer demand and the Company's aggressive merchandising strategy to position the stores to satisfy consumer demand.

     Videocassette Sales. The Company offers new and previously viewed videocassettes for sale. Previously viewed videocassettes are pulled from the shelves several weeks after the release date depending on customer demand and are sold to customers at a discount price.

     Video Games. Each of the Company's stores offers from 300 to 1,000 video game cartridges, consisting of 250 to 600 different titles. Revenues generated from game cartridges were on a continuous upward trend from 1992 to 1995. A decline in video game rentals began in 1995 and continued through 1996 due to consumer confusion on the direction of new hardware and formats. Video game rentals improved in 1997 and 1998 based on consolidation of formats by the major suppliers, but showed a decline in 1999 as a result of maturity of the existing platforms. Based on the game console industry's growth in 2000 and anticipated additional growth in 2001 the Company anticipates growth of its video game business and broadening its selection of game cartridges to include successful new formats as they become available and grow in popularity.

     Other Products. In addition to videocassette, DVD and Videogame rentals and sales, the Company also rents videocassette players and video game players in selected stores and sells a variety of video accessories and confectionery items.

Store Operations and Locations

     The Company's stores range in size from 2,125 square feet to 13,690 square feet and offer between 6,000 to 17,000 videocassettes and DVDs consisting of from 4,000 to 10,000 different titles. The Company's superstores feature television monitors showing movie previews and promotions of coming attractions and displays posters and stand-up displays promoting movie titles. The Company's stores are open 365 days a year from 10:00 a.m. to 11:00 p.m.

     The Company's management has substantial experience in the home entertainment retail industry, including specific expertise in the various geographical areas in which the Company operates its stores. The Company's management actively monitors the inventory, pricing and rental period of movie titles through its comprehensive management information systems. The new release inventory is actively managed, including the redistribution of certain copies to other stores to meet greater demand.

     The following table provides the number of stores in each of the states in which the Company owned and operated retail home entertainment stores as of January 7, 2002:

                        Number of
     State               Stores
----------------       ----------

California                20
Idaho                      6
Minnesota                  5
Nevada                     2
Iowa                       5
Colorado                   2
South Dakota               1
                       ----------
   Total                  41
                       ----------



Supplier Agreements

     The Company has had a supply agreement with Rentrak Corporation ("Rentrak"). The Revenue sharing agreement with Rentrak stated that the Company is obligated to pay Rentrak revenue sharing and handling fee payments that are equal to on an annual basis of at least 10% of total gross rental revenues. In October 1999, the Company temporarily ceased leasing or purchasing product with Rentrak. The Company rejected this agreement as part of its reorganization plan during its bankruptcy proceeding.

In July 2001 the Company entered into an agreement with Video Products Distributors ("VPD") under which VPD agreed to become the exclusive video distributor for all of Video City's home entertainment retail chain. VPD will provide all videocassettes, DVDs and accessories for rental and sale with the exception of Warner Brothers Home Video product in all locations. As part of this agreement, Video City is receiving a line of trade credit and 90 day terms for repayment to VPD.

In June of 2001, the Company also entered into a purchase money security agreement directly with Warner Brothers Home Video. The agreement provides the company with a line of trade credit and 60 day terms for repayment. The company purchases all Warner Brothers product directly from Warner Brothers Home Video, which is then distributed to all Video City's home entertainment retail chain through a third party distributor.


Revenue Sharing

     In the fourth quarter of fiscal 2000 and in the first quarter of fiscal 2001, the Company entered into revenue sharing agreements directly with major studios. Under these agreements, studios supply quantities of specified videocassettes and DVDs, and the Company shares with the studios an agreed upon percentage of the rental revenue from these products for a limited period of time, usually up to 26 weeks following the initial release of the movie. The revenue sharing agreements, in many cases, also allow the stores to sell the previously viewed videocassettes and DVDs to their customers.

     Revenue sharing allowed Video City to obtain rental product at a lower product cost than the traditional buying arrangements, and reduces the shelf life of each rental product. This business model results in a greater proportion of rental revenue over a shorter period of time. The Company rejected these revenue sharing agreements as part of its reorganization plan during its bankruptcy proceeding.

Inventory Management and Management Information Systems

     Inventory Management. The Company maintains an extensive inventory control system to assist management in decisions involving purchase, distribution and disposition of videocassettes, DVDs and game cartridges. Each videocassette, DVD and game cartridge is placed in a clear protective case which is affixed with a magnetic security device and an optical bar code. The Company conducts physicalinventories on a quarterly basis. The inventory is redistributed among the various store locations based on demand at certain locations.

     Management Information Systems. It is critically important in home entertainment retailing to have accurate and timely information relating to videocassette and DVD rentals and sales, individual title performance, customer demographics, shrinkage, overdue rentals and various other financial and operational data. Video City began development of a sophisticated management information system in early 1992 and fully implemented its system in all superstores by mid-1994. The Company has expended significant resources and time over the past decade to insure a comprehensive management information system. Each superstore uses a point-of-sale system ("POS") where all rental and sales transactions are recorded using scanned bar code information. The management information system electronically communicates real-time data from the POS system of most of the Company's stores and makes the daily sales, inventory and other data immediately available to the Company's management. The Company then uses the data to manage inventory and monitor customer demand and rental trends to maximize each store's profitability. The data also provides individual customer and demographic information which is used for direct marketing to these customers, and is also used for audit and loss prevention purposes. This POS system is a sophisticated and complete system that can be quickly implemented in new stores due to standard file layouts and thorough documented procedures for training and staff utilization.

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

Marketing and Advertising

     The Company has advertised through radio, newspaper and direct mail. Suppliers and movie studios provided advertising credits and market development funds for certain movie titles that the Company used to purchase the television, radio, and newspaper advertising. Although there can be no assurance, the Company believes that its suppliers and the movie studios will continue to provide funds for the Company's advertising expenditures through advertising credits and market development funds. In addition, the Company benefited from the advertising and marketing by studios and theaters in connection with their efforts to promote specific videos and films. The Company's advertising emphasizes signature attributes such as movie reservations, rent and return at any location, membership good at all locations, and guaranteed availability of certain key new releases. The Company believes that these promotional marketing strategies have helped increase market share and customer loyalty. During the Chapter 11 proceedings which began in August 2000, the Company's advertising activities were limited by budgets that were subject to Bankruptcy Court review.


Competition

     The home entertainment retail industry is highly competitive. The Company competes with other local, regional and national chains, such as Blockbuster Inc. and Hollywood Entertainment Corporation ("Hollywood Entertainment"), and with supermarkets, mass merchants, mail order companies and other retailers. Many of the Company's competitors have significantly greater financial and marketing resources and name recognition, although the Company is generally one of the largest home entertainment retailers in most of its geographic markets.

     The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of popular titles available, customer service, and, to a lesser extent, pricing. Most of the Company's stores compete directly with stores operated by Blockbuster and/or Hollywood Entertainment. As a result of direct competition with Blockbuster, Hollywood Entertainment and others, rental pricing of videocassettes and DVDs and greater availability of new releases may become a more significant competitive factor in the Company's business, which could have an adverse impact on the results of operations of the Company.

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


Employees

     As of January 7, 2002 the Company had approximately 387 employees of whom approximately 371 were located at the retail stores and the remainder were at the Company's corporate administrative office. The Company is not currently a party to any collective bargaining agreements. The Company believes that its relationships with its employees are generally good.

ITEM 2.  PROPERTIES

     All of the Company's stores are leased pursuant to leases with initial terms ranging from three to ten years, with varying option renewal periods. Most of the leases are "triple net" requiring the Company to pay all taxes, insurance, and common area maintenance expenses associated with the properties.

     The Company moved its corporate headquarter in February 2001 from Philadelphia, Pennsylvania to Bakersfield, California. The corporate facility consists of approximately 4,457 square feet of office space. The Company considers its corporate offices and stores to be generally suitable and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

     On August 17, 2000, Fleet Retail Finance ("Fleet") purported to accelerate the outstanding indebtedness under the Company's secured credit facility with Fleet. Fleet also initiated an action in the Massachusetts State Court to recover the sums allegedly due under the credit facility and obtained a temporary order requiring that the Company deposit its cash receipts into designated Fleet accounts. Additionally, the Company filed a complaint against Fleet and certain other defendants seeking damages in excess of $25,000,000. The Complaint alleges fraud, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with advantageous relations, violation of the Racketeer Influenced and Corrupt Organizations Act and violation of applicable provisions of Massachusetts state law.

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

Subsequent to January 31, 2001 the Company and Fleet Retail Finance entered into an agreement ("the Fleet Compromise"), which was approved by the Court on March 28, 2001. The salient terms of the agreement granted Fleet Retail Finance an allowed claim in the amount of $10.0 million. In full satisfaction of the claim, the Company paid Fleet a total of $1.5 million, $1.0 million of which was paid on March 28, 2001 and $0.5 million on June 29, 2001. In addition, both parties jointly dismissed the pending actions with prejudice and Fleet Retail Finance and the Company simultaneously executed a mutual release of any and all claims against the directors, officers, employees and other representatives of each company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters to a vote of stockholders during the the fiscal year ended January 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on the NASD Electronic Bulletin Board under the symbol "VDCT.OB" The following sets forth for the periods indicated, the high and low sales prices of the Company's Common Stock as reported on the NASD Electronic Bulletin Board:

                                              High      Low

                                              ----      ---
Fiscal Year Ended January 31, 2000:

          First Fiscal Quarter                $2.312   $0.812

          Second Fiscal Quarter               $2.687   $1.781

          Third Fiscal Quarter                $1.781   $0.750

          Fourth Fiscal Quarter               $0.960   $0.375



Fiscal Year Ended January 31, 2001:

          First Fiscal Quarter                $0.290   $0.850

          Second Fiscal Quarter               $0.135   $0.320

          Third Fiscal Quarter                $0.005   $0.180

          Fourth Fiscal Quarter               $0.006   $0.050





     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     As of January 7, 2002, there were approximately 533 record holders of the Company's Common Stock.

     The Company has not paid cash dividends on its Common Stock since its inception and has no current plans to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to reinvest future earnings, if any, in the development and expansion of its business. The Company's Chapter 11 Bankruptcy proceeding prohibited the payment of cash dividends on the Company's Common Stock. Any future determination to pay cash dividends will depend upon the Company's combined results of operations, financial condition and capital requirements and such other factors deemed relevant by the Company's Board of Directors.

     The Company issued 455,142 shares of the Company's Common Stock to two shareholders of the Company's Series B Convertible Redeemable Preferred Stock as stock dividends with respect to the Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"). The stock dividends were issued on a monthly basis between February 15, 2000 and July 31, 2000.

     On February 15, 2000 the Company issued 150,000 shares of the Company's Common Stock to a vendor in satisfaction of certain outstanding payables.

     On February 15, 2000 the Company issued 50 shares of the Company's Series C Convertible Redeemable Preferred Stock , $1,000 stated value per share to a professional firm in consideration for certain professional services previously provided to the Company by such firm. Each Share of Series C Convertible Redeemable Preferred Stock is convertible into 500 shares of the Company's Common Stock at a conversion price of $2.00 per share.

     On February 15, 2000 the Company issued 25 shares of the Company's Series C Convertible Redeemable Preferred Stock , $1,000 stated value per share to a financial advisor in consideration for certain financial advisory services previously provided to the Company. Each Share of Series C Convertible Redeemable Preferred Stock is convertible into 500 shares of the Company's Common Stock at a conversion price of $2.00 per share.

     On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock are to be issued to preferred shareholders in cancellation of all shares of preferred stock outstanding prior to such distribution; and 5,600,000 shares are to be issued to Video City's creditors. The Company anticipates that approximately all liabilities subject to compromise will receive in full satisfaction of their claims through shares of common stock of Video City based on the Plan of Reorganization. As part of the plan certain class 4A creditors had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain liabilities subject to compromise consist of tax obligations of approximately $1.3 million that are to be paid in cash over five years from date of assessment.

Recent Sales of Unregistered Securities

     The Company did not sell unregistered securities in the fourth quarter of fiscal 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial data for the years ended January 31, 2001, 2000, 1999, 1998 and December 31, 1997, have been derived from the financial statements. As a result of the reverse acquisition of Prism, the Company changed its fiscal year from December 31 to January 31 effective February 1, 1997. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's financial statements and notes thereto.


                                                            Year Ended January 31,          Month       Year
                                       -------------------------------------------------    Ended       Ended
                                                                                           Jan 31,     Dec 31,
                                          2001          2000       1999       1998          1997        1996
                                          ----          ----       ----       ----          ----        ----
                                             (In thousands of dollars, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
  Revenues                             $  31,615     $  44,785  $  24,436   $  10,212      $  940   $  11,441
  Operating income (loss)                (10,755)      (30,001)    (1,263)     (2,423)       (105)       (418)
  Net income (loss)                      (12,103)      (32,766)        11      (2,976)       (133)        (43)
  Net income (loss) per share              (1.01)        (2.29)      0.00       (0.30)      (0.03)      (0.01)
  Weighted average shares used in
   computation                            16,302        14,510     12,091       9,771       4,569       4,234

OPERATING DATA:
  Number of stores at end of period           44            77        128          18           -          18
  Increase (decrease) in same store
   Revenues(1)                             (14.1)%         6.8%       1.6%        4.4%          -        (1.2)%

                                                                                           Month    Year
                                                           Year Ended January 31,          Ended    Ended
                                                                                          Jan 31,  Dec 31,
                                                    2001       2000     1999     1998      1997     1996
                                                    ----       ----     ----     ----      ----     ----
                                               (In thousands of dollars, except per share and operating data)

BALANCE SHEET DATA:
  Cash and cash equivalents .................    $  1,046  $     24  $    172  $    28   $ 1,247  $    59
  Rental library(2) .........................       3,012     6,223    21,120    2,795     2,127    2,189
  Total assets ..............................      10,097    21,294    38,253    6,599    11,080    4,010
  Credit facility ...........................           -     9,770    16,045        -         -        -
  Long-term debt, less current portion ......           -     1,232     1,637    2,043     3,341    5,804
  Total liabilities .........................      47,621    42,770    32,985    7,298     8,844    8,167
  Stockholders' equity (deficit) ............     (37,524)  (21,476)    5,267     (699)    2,236   (4,157)


-------------

(1) The increase (decrease) in same store revenues compares revenues from stores opened and owned by the Company for twelve full months. (Including relocations)
(2) The decrease in rental library is mainly attributable to the reduction in the number of stores between fiscal years 1999, 2000 and 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the Company's financial statements and the related notes thereto and the other financial information included elsewhere in this Annual Report. When used in the following discussions, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

Overview

     General Business. The Company's revenue consists primarily of rental revenue and product sales revenue. Rental revenue includes revenue from rentals of videos, DVDs, video games, players and game machines and extended viewing fees. Product sales revenue are derived from sales of new and used videocassettes and DVDs, including excess rental inventory, concessions and accessory items.

     Operating costs and expenses include operating expenses, cost of product sales, and general and administrative expenses. Operating expenses consist of amortization of videos purchased for rental, fees and lease expenses for leased videos and all store expenses, including occupancy, payroll, store opening expenses and direct store advertising and promotion expenses.

     Rental library, which includes videocassettes, DVDs and video games, is recorded at cost and amortized over its estimated economic life. Effective January 31, 2000, Video City adopted an accelerated method of amortizing its videocassette, DVD and game rental library. Video City has adopted this method of amortization because it has implemented a new business model, including revenue sharing arrangements, which has dramatically increased the number of videocassettes and DVDs in the stores and is satisfying consumer demand over a shorter period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, Video City has changed its method of amortizing the rental library in order to more closely match expenses in proportion with the anticipation revenues generated therefrom.

     The Company records base stock (generally 3 copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock cost amortized on a straight line basis over 33 months to an estimated $3 salvage value. The cost of non-base stock (generally greater than 3 copies per title for each store) are amortized on an accelerated basis over three months to an estimated $3 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value. Revenue-sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

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

     Certain videocassettes in the rental inventory are obtained through revenue-sharing arrangements. Any handling fees per video are amortized on a straight-line basis over the revenue sharing period, and revenue sharing payments are expensed when incurred.

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

Year Ended January 31, 2001 Compared to Year Ended January 31, 2000

     Revenues. Revenues for the fiscal year ended January 31, 2001 (fiscal "2001") decreased $13,170,000 or 29.4%, to $31,615,000 compared to $44,785,000 for the fiscal year ended January 31, 2000 ("fiscal 2000"). The decrease in revenues was primarily attributable to the liquidation and divestiture of 19 stores during the second and third quarters of fiscal 2001 and the divestiture and sale of 11 stores during the fourth quarter of fiscal 2001. In addition, the Company had reduced funds available for advertising or purchasing sales inventory. Same store revenues for fiscal 2001 decreased by approximately 14.1% compared to fiscal 2000.The Company had management fee income of $4,386,000 for fiscal 2001 compared to no management fee income in fiscal 2000. The management fee income attributed to 2001 was the result of the "Management Agreement" entered into with West Coast Entertainment Corporation on March 3, 2000 and terminated on February 13, 2001.

     Store Operating Expenses. Store operating expenses for fiscal 2001 decreased $10,133,000, or 33.8%, to $19,817,000 compared to $29,950,000 for fiscal 2000. The decrease in store operating expenses was primarily attributable to the divestiture of 19 stores during the second and third quarters of fiscal 2001 and the divestiture and sale of 11 stores during the fourth quarter of fiscal 2001. Store operating expenses as a percentage of total revenues were 62.7% for fiscal 2001 compared to 66.9% for fiscal 2000. The decrease in store expenses as a percentage of total revenue for fiscal 2001 was primarily due to operating in Chapter 11 for six months of the fiscal year which reduced expenses to minimum levels to preserve working capital.

     Amortization of Rental Library. Amortization of videocassette rental inventory for fiscal 2001 decreased $6,400,000 or 46.7%, to $7,291,000 compared to $13,691,000 for fiscal 2000. The decrease was primarily attributable to a decrease in rental inventory from the divestiture of 19 stores during the second and third quarters of fiscal 2001 and the divestiture and sale of 11 stores during the fourth quarter of fiscal 2001. In January 2000 the Company adopted an accelerated method of amortizing its rental inventory. Based on the new amortization method, the Company amortizes base stock (copies 1-3) on an accelerated basis over three months to $8, with the remaining base stock cost amortized on a straight line basis over 33 months to a salvage value of $3. The cost of non base stock (generally greater than 3 copies per title per store) are amortized on an accelerated basis over three months to an estimated $3 salvage value. Amortization of videocassette rental inventory as a percentage of rental revenues and product sales was 27% for the fiscal 2001 compared to 31% for the corresponding period of 2000. In addition, the decrease was partially due to the Company not leasing product under studio revenue sharing agreements due to the Chapter 11 filing. This was partially offset by the liquidation and closing of 33 stores.

     Cost of Product Sales. The cost of product sales for fiscal 2001 decreased $4,839,000 or 54.3%, to $4,074,000 compared to $8,913,000 for fiscal 2000. The decrease in the cost of product sales was primarily due to the liquidation and closing of 33 stores during the second, third and fourth quarters of fiscal 2001. In addition, the decrease was attributable to reduced inventory levels of videocassette, DVD, concession and accessory available during fiscal 2001 compared to fiscal 2000 due to the Company being in Chapter 11 Bankruptcy and reduced working capital available for purchases of sale inventory.

     Cost of Leased Product. Cost of leased product for fiscal 2001 decreased $2,919,000 or 68.2%, to $1,362,000 compared to $4,281,000 for fiscal 2000. The decrease was primarily attributable to the divestiture of 19 stores during the second and third quarters of fiscal 2001 and the divestiture and sale of 11 stores during the fourth quarter of fiscal 2001. Cost of leased product as a percentage of total revenue was 4.3% in fiscal 2001 compared to 9.6% in fiscal 2000. The decrease as a percentage of total revenue was due to the lower proportion of leased rental inventory versus purchased rental inventory in fiscal 2001 compared to fiscal 2000. The Company ceased revenue sharing with the Studios as of August 24, 2000, upon filing of the Chapter 11 Bankruptcy and did not lease products from a former supplier during the fiscal year 2001.

     Restructuring Costs. The Company incurred $1.6 million in restructuring costs during the fiscal year ending 2001, consisting of severance obligations to employees of approximately $950,000, lease liability for the former executive offices in Torrance, California of approximately $100,000, moving expenses of the corporate office of approximately $80,000 and non-cash write down of the related leasehold improvements of approximately $430,000. These costs were related to the Company's effort to improve the performance of its operations and streamline its corporate expenses after entering into the Management Agreement and in anticipation of the proposed merger between the Company and West Coast Entertainment Corporation. During fiscal 2001 the company paid $703,472 in cash for restructuring expenses.

     General and Administrative. General and administrative expenses for fiscal 2001 decreased $6,676,000, or 45.0%, to $8,062,000 compared to $14,738,000 for fiscal 2000. General and administrative expenses as a percentage of total revenues decreased to 24.0% in fiscal 2001 compared to 32.9% in fiscal 2000. The decrease in general and administrative expenses was primarily attributable to the company's reduction in employee salaries and related cost savings that resulted from the moving of the Company's corporate headquarters from Torrance, California to Philadelphia, Pennsylvania in March 2000. Also the Company incurred significant legal, accounting, financing and other acquisition related costs during fiscal 2000 in order to satisfy the demands of the pending merger, which included restructuring of bank debt, revision of the corporate structure and satisfaction of regulatory requirements that were not required in fiscal 2001. In addition, the Company did not incur the additional costs for payroll, professional services and travel required in fiscal 2000 related to the additional stores acquired in fiscal 2000 and the fourth quarter of fiscal 1999, since the company did not acquire any stores during fiscal 2001.

     Gain(Loss) on Sale of Assets. Gain on sale of assets in fiscal 2000 resulted from the sale of 49 stores sold to Blockbuster, Inc. on July 26, 1999. The Company reported a $1.4 million gain. The loss on sale of assets in 2001 resulted from the disposal of 2 stores prior to the bankruptcy filing.

     Store Closure Expenses during fiscal 2000 were $3,211,000 and were related to the Company closing 15 under-performing stores between September and December of 1999.

     Interest Expense. Net interest expense for fiscal 2001 decreased $2,359,000, or 63.6%, to $1,348,000 compared to $3,707,000 for fiscal 2000. The decrease in interest expense is reflective of a decreased average balance of borrowings as well as the discontinuance of recording interest expense on secured and unsecured prepetition debt pursuant to American Institute of Certified Accountants Statement of Position 90-7.

     Other. The income for fiscal 2000 was primarily due to the receipt of a break-up fee in connection with the acquisition agreement entered into with Planet Video, Inc.

     Reorganization Items. Professional fees in fiscal 2001 resulted from the retention of legal and financial professionals during the bankruptcy period, as approved by the Bankruptcy Court. Loss on sale of assets in fiscal 2001 resulted from the sale and liquidation of 30 stores during the fiscal year. The Company reported a $3.5 million loss. The liquidation and sale of stores was approved by the Bankruptcy Court during the bankruptcy proceedings subsequent to the August 24, 2000 bankruptcy date.

     Income Taxes. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. At January 31, 2001, due to the losses incurred during fiscal 2000 and fiscal 2001, management cannot determine it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Accordingly, a full valuation allowance has been established against the deferred tax asset at January 31, 2001.

Year Ended January 31, 2000 Compared to Year Ended January 31, 1999

     Revenues. Revenues for the fiscal year ended January 31, 2000 (fiscal "2000") increased $20,956,000 or 87.9%, to $44,785,000 compared to $23,829,000 for the fiscal year ended January 31, 1999 ("fiscal 1999"). The increase in revenues was primarily attributable to the acquisition of 15 stores on March 31, 1999, the acquisition of 76 stores acquired on December 28, 1998, partially offset by the divestiture of 49 stores to Blockbuster on July 26, 1999 and the closure of 15 under-performing stores during the third and forth quarters of fiscal 2000. Even though the Company concluded fiscal 2000 with 77 stores as compared to 128 stores for fiscal 1999, revenues increased due the fact that the weighted average number of stores for fiscal 2000 was 109 stores as compared to 51 stores for fiscal 1999. Same store revenues for fiscal 2000 increased by approximately 6.8% compared to fiscal 1999. The Company has no management fee income for fiscal 2000 compared to $607,733 for fiscal 1999. The decrease resulted due to the Company acquiring all stores that it previously managed.

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

Liquidity and Capital Resources

     The Company funds its short-term working capital needs, including the purchase of videocassettes, DVD and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future videocassette, DVD and other inventory purchases for its existing stores. There can be no assurance, however, that cash from operations and extended vendor terms will be sufficient to fund future videocassette, DVD and inventory purchases.

     Videocassette and DVD rental inventory is accounted for as a non-current asset under generally accepted accounting principles because it is not an asset that is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of this asset as non- current excludes it from the computation of working capital. The acquisition cost of videocassette and DVD rental inventory, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette and DVD rental inventory as a non-current asset, the Companyanticipates that it will operate with a working capital deficit during the fiscal year ending January 31, 2002.

On December 29, 1998, the Company entered into a Senior Secured Revolving Credit Facility agreement (the "Credit Facility") with BankBoston/Fleet Retail Finance to be used for working capital purposes and capital expenditures. The Credit Facility was scheduled to mature on December 29, 2001. On September 23, 1999, the Company entered into a forbearance agreement with BankBoston/Fleet Retail Finance that amended the terms of the Loan Agreement, revised the financial performance covenants of the Loan Agreement and contained weekly covenant requirements. In November 1999, the Company did not meet the financial performance covenants as set forth in the forbearance agreement. During the fiscal year ended January 31, 2000, the Company did not meet certain of the financial covenants as required by the credit facility. On March 9, 2000, the Company entered into a second forbearance agreement that limited the Credit Facility to $10,750,000 and revised the financial covenant requirements.

On August 24, 2000, as a result of the Fleet Retail Finance action to accelerate payment of the outstanding indebtedness under the Company's secured credit facility, the Company filed a voluntary petition in the United States Bankruptcy Court seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

The Company and Fleet Retail Finance entered into a compromise agreement which was approved by the Bankruptcy Court on March 28, 2001 under which the outstanding debt to Fleet Retail Finance was settled in full satisfaction by the payment of $1,500,000.

Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. The Company believes that the sources of capital described above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 2002; however, no assurance can be given with respect to the Company's liquidity.

During the Debtor-in-Possession period the Company's supply vendors require all purchases of inventory be made only by cash in advance. There can be no assurance, however, that future cash from operations will be sufficient to fund future videocassette, DVD and inventory purchases.

In June of 2001, the Company also entered into a purchase money security agreement directly with Warner Brothers Home Video. The agreement provides the company with a line of trade credit and 60 day terms for repayment. The company purchases all Warner Brothers product directly from Warner Brothers Home Video, which is then distributed to all Video City's home entertainment retail chain through a third party distributor.

In July 2001 the Company entered into an agreement with Video Products Distributors ("VPD") under which VPD agreed to become the exclusive video distributor for all of Video City's home entertainment retail chain. VPD will provide all videocassettes, DVDs and accessories for rental and sale with the exception of Warner Brothers Home Video product in all locations. As part of this agreement, Video City is receiving a line of trade credit and 90 day terms for payment to VPD.

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock are to be issued to preferred shareholders in cancellation of all shares of preferred stock outstanding prior to such distribution; and 5,600,000 shares are to be issued to Video City's creditors. The Company anticipates that approximately all liabilities subject to compromise will receive in full satisfaction of their claims through shares of common stock of Video City based on the Plan of Reorganization. As part of the plan certain class 4A creditor's had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain liabilities subject to compromise consist of tax obligations of approximately $1.3 million that are to be paid in cash over five years from date of assessment.


Cash Flows

         Cash Provided by Operating Activities

Net cash provided by operating activities for fiscal 2001 increased by approximately $11,264,000, or 350%, compared to fiscal 2000. This increase was primarily due to a decrease in accounts receivable and merchandise inventory as a result of the divestiture of 19 stores in the second and third quarter of fiscal 2001 and the divestiture and sale of 11 stores in the fourth quarter of fiscal 2001. The increase was also due to an increase in accounts payable and accrued expenses as a result of the non-payment of vendor balances from August 24, 2000, as a result of the bankruptcy filing, partially offset by a decrease in accrued expenses.

         Cash Used in Investing Activities

Net cash used in investing activities during fiscal 2001 increased by approximately $14,985,000 or 206%, compared to fiscal 2000. The change was mainly attributable to the decrease in the proceeds from the sale of assets from fiscal 2000, offset partially by an increase in the purchase of merchandise inventory.

         Cash Provided by Financing Activities

Net cash provided by financing activities during fiscal 2001 increased by approximately $4,890,000 or 116%, compared to fiscal 2000. The change was mainly attributable to the decrease in the repayment of borrowings from the revolving credit facility. Repayments on the revolving credit facility with Fleet (formerly BankBoston), were halted as a result of the bankruptcy filing on August 24, 2000.

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

QUARTERLY RESULTS (UNAUDITED)

        Quarterly results for the years ended January 31, 2001 and 2000 are reflected below:

-------------------------------------------------------------------------------------------------
                          FOURTH               THIRD                SECOND            FIRST
-------------------------------------------------------------------------------------------------
2001

-------------------------------------------------------------------------------------------------
Revenue                $   6,419,679        $   6,807,108        $   8,885,774     $   9,502,084
-------------------------------------------------------------------------------------------------
Operating loss         $  (2,705,567)       $  (2,628,562)       $  (2,613,486)    $  (2,807,221)
-------------------------------------------------------------------------------------------------
Net loss               $  (4,487,606)       $  (4,812,694)       $  (3,599,140)    $  (3,538,628)
-------------------------------------------------------------------------------------------------
Basic and diluted
loss per share         $       (0.28)       $       (0.29)       $       (0.22)    $       (0.22)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                          FOURTH             THIRD              SECOND             FIRST
-------------------------------------------------------------------------------------------------
2000

-------------------------------------------------------------------------------------------------
Revenue                $    8,543,634      $   8,723,038      $  14,212,961     $  13,305,070
-------------------------------------------------------------------------------------------------
Operating loss         $  (17,771,645)     $  (5,826,083)     $  (4,091,030)    $    (911,897)
-------------------------------------------------------------------------------------------------
Net loss               $  (22,571,067)     $  (6,801,871)     $  (2,954,506)    $    (930,703)
-------------------------------------------------------------------------------------------------
Basic and diluted
loss per share         $        (1.55)     $       (0.46)     $       (0.21)    $       (0.07)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Management of the Company

     The following sets forth certain information with respect to the directors and executive officers of Video City, Inc. (the "Company"):

    Name                              Age           Positions with the Company                      Director
    ----                              ---           --------------------------                       Since
                                                                                                     -----
Robert Y. Lee (1)                     38            Chairman of the Board                             1997
Timothy Ford (2)                      43            Chief Executive Officer                             --
Richard Gibson (3)                    38            President and Chief Operating Officer               --
Rudolph R. Patino                     53            Chief Financial Officer and Director                --
James Craig Kelly (4)                 42            Executive Vice President and Director             1997
                                                    Secretary                                           --
David A. Ballstadt                    61            Director                                          1998
Barry L. Collier                      58            Director                                          1997
Gerald W. B. Weber                    50            Director                                          1997

______________________

(1)  Mr. Lee resigned as Chief Executive Officer in July 2001.
(2)  Mr. Ford was appointed Chief Executive Officer in July 2001.
(3)  Mr. Gibson resigned as President and Chief Operating Officer in March 2001.
(4)  Mr. Kelly resigned as Executive Vice President and Director in April 2001.


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

     Tim Ford has served as Chief Executive Officer since July 2001 and as President and Chief Operating Officer since the corporate office relocated to Bakersfield, California in March 2001. In 1993, Mr. Ford served as Vice President of Product and Merchandising as well as Regional Vice President of Operations. In 1989 Mr. Ford began pursuing a career in entertainment retail as a District Manager for Wherehouse Entertainment where he was responsible for 32 million dollars in revenue with an operating cash flow of 3.8 million. In 1989 Mr. Ford sold his interest in his companies to his partners. His businesses, which began in 1982, consisted of two restaurants, three nightclubs, five fitness facilities and one racquetball club.

     Richard Gibson has served as the Company's president and chief operating officer since June 1999. Prior to joining the Company, Mr. Gibson served as global controller for Nike Retail, an $800 million division of Nike, Inc., where he was head of financial operations and strategic planning. These included director of finance for the U.K. Film Distribution Division, European Director of Finance and Operations of Warner Brothers European Studio Stores, and finally four years as Vice President of Warner Brothers Studio Stores International Division.

     Mr. Patino has served as Chief Financial Officer of Video City since June 2000, and director since July 2001. He practiced public accounting for the accounting firm of Ernst & Young for four years and has been in private industry for the last 19 years. He has extensive experience in the entertainment industry and started his career in private industry with a controllership at Universal Studios Tour in 1982. Beginning in 1986, he continued his career as the Vice President and Chief Financial Officer of Avalon Attractions, the largest live concert promoter in Southern California. Since leaving Avalon Attractions in 1995, he has worked for Prism Entertainment Corporation, an independent film production and distribution company and J2 Communications, parent company of the National Lampoon franchise, both publicly held entertainment companies, as their Chief Financial Officer.

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

     Video City, Robert Y. Lee, Barry L. Collier and Ingram Entertainment, Inc. ("Ingram") entered into a Stockholders Agreement, dated as of January 8, 1997, which provides that the Company's Board of Directors shall consist of eight members and that Ingram, Mr. Lee and Mr. Collier shall collectively vote their shares in favor of two designees of Ingram, four designees of Mr. Lee and two designees of Mr. Collier The same parties also entered into an Override Agreement, dated November 19, 1996 (the "Override Agreement"), which provides, subject to certain exceptions, that without the written consent of Ingram, the Company shall not enter into a merger or a sale or transfer of all or substantially all of its assets, or make any material change in the nature of its business as now conducted, or change the form of organization of its business; and that without unanimous approval of the Board of Directors, the Company shall not enter into any line of business other than the sale and rental of video product and related goods, the completion of one film that the Company's predecessor, Prism Entertainment Corporation, had under way, and the exploitation of Prism's film library. The Company rejected these agreements with Ingram as part of its reorganization plan during its bankruptcy proceedings.

     Directors serve until the next annual meeting of the Company's stockholders or until their successors are elected or appointed. Officers are elected by and serve at the discretion of the Board of Directors.

Meetings; Attendance; Committees

     During the fiscal year ended January 31, 2001, the Board of Directors of the Company met five times. No incumbent member who was a director during the past fiscal year attended fewer than 75% of the aggregate of all meetings of the Board of Directors and all meetings of the committees of the Board of Directors on which he served.

     The Company's compensation committee was formed to make recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company, including the grant of stock options to the Company's executive officers under the Company's stock option plans. The compensation committee currently consists of Gerald Weber and Barry Collier of its Board of Directors. The audit committee reviews the scope of the audit and other accounting related matters. The Company's audit committee currently consists of Robert Y. Lee and Barry Collier of its Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and greater than 10 percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the fiscal year ended January 31, 2001, its directors, executive officers and 10 percent stockholders complied with all filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the fiscal years ended January 31, 2001, January 31, 2000 and January 31, 1999 paid by the Company to its chief executive officer and the other executive officers of the Company who earned in excess of $100,000 (collectively, the "Named Executive Officers") based on salary and bonus for the fiscal year ended January 31, 2001:

         Name and                                                                       Long-Term
    Principal Position                       Annual Compensation(1)                    Compensation
---------------------------   -------------------------------------------------      ----------------
                                                                                        Securities
                                    Period                                              Underlying
                                    Ended             Salary($)       Bonus             Options (#)
                              --------------------  -------------  ------------      ----------------
Robert Y. Lee                 January 31, 2001          $ 350,000             --                --
  Chief Executive Officer     January 31, 2000            231,000   $         --                --
                              January 31, 1999            178,000         30,000                --

Richard Gibson                January 31, 2001            250,000             --           600,000
 President                    January 31, 2000            145,000             --                --
 Chief Operating Officer

James Craig Kelly (2)         January 31, 2001            210,000             --                --
 Executive Vice President     January 31, 2000            168,000             --                --
                              January 31, 1999            120,000         20,000                --



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



Option Grants

The Company granted no options to officers during the fiscal year ended January 31, 2001.

______________________


Option Exercises and Fiscal Year-End Values

     No stock options were exercised by any of the Named Executive Officers during the fiscal year ended January 31, 2001. The following table sets forth certain information regarding stock options held by the Named Executive Officers as of January 31, 2001:




                                         Fiscal Year-End Options
                                          Number of Securities
                                         Underlying Unexercised                 Value of Unexercised
                                            Options at Fiscal                 In-the-Money Options at
     Name                                     Year-End (#)                     Fiscal Year End ($)(1)
     ----                          -----------------------------------    ---------------------------------
                                      Exercisable      Unexercisable         Exercisable      Unexercisable
                                      -----------      -------------         -----------      -------------
     Robert Y. Lee .............          750,000                 --                  --                 --
     James Craig Kelly .........          761,600                 --                  --                 --
     Richard Gibson                       300,000            300,000                  --                 --


-------------------
(1) Amounts are shown as the positive spread between the exercise price and the last sale price of the Company's Common Stock as reported on the OTC Bulletin Board on January 31, 2001 ($0.03).

Director Compensation

     Directors, other than directors who are employees of Video City, receive cash compensation in the amount of $12,000 per year for serving on the Video City board and are also entitled to participate in Video City's stock option plans and from time to time to receive grants of options thereunder to purchase shares of Video City's common stock.

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

     1998 Stock Option Plan. In June 1998, Video City's board unanimously approved Video City's 1998 Stock Option Plan. In August 1998 Video City's shareholders approved the 1998 Stock Option Plan. The purpose of the 1998 Stock Option Plan is to enable Video City to attract and retain top-quality employees, officers, directors and consultants and to provide them with an incentive to enhance shareholder return. The 1998 Stock Option Plan originally provided for the grant of options to officers, directors, other employees and consultants of Video City to purchase up to an aggregate of 1,200,000 shares of Video City common stock. In March 1999, the Video City board increased the number of shares covered under the 1998 Stock Option Plan to 2,700,000, subject to obtaining shareholder approval; such approval was not solicited, and the proposed increase in the number of shares was abandoned. The 1998 Stock Option Plan is administered by the Video City board or a committee of the Board, and is currently administered by the compensation committee of the Video City board, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1998 Stock Option Plan. Options granted under the 1998 Stock Option Plan may be "incentive stock options" as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Video City's common stock as of August 23, 2000 the day prior to the commencement of the Chapter 11 bankruptcy proceeding, by (i) each person who is known by Video City to own beneficially more than 5% of Video City's outstanding Video City common stock, (ii) each of the directors of Video City,
(iii) each of the Named Executive Officers, and (iv) all officers and directors of Video City as a group.

                                                   Number of Shares              Percentage of
       Name and Address(1)                       Beneficially Owned(2)             Ownership
       ------------------                        ---------------------             ---------
Robert Y. Lee                                      3,376,524(3)(4)(5)                   20.0%
Richard Gibson                                     1,225,000(4)(6)(10)                   7.1%
Barry L. Collier                                     955,577(4)                          5.9%
James Craig Kelly                                    761,600(4)                          4.5%
David A. Ballstadt                                   660,325                             4.1%
Gerald W.B. Weber                                    322,023(4)(7)                       2.0%
Ingram Entertainment Inc.(9)                       5,262,864(11)                        27.0%
Mortco, Inc.(10)                                   2,500,133(12)                        14.2%
Victor J. Cianci                                   1,200,000(13)                         6.9%
Evvy R. Cianci                                     1,200,000(13)                         6.9%
Andrew T. Baruffi                                  1,050,000                             6.5%
All Directors and Executive
 Officers as a group (10
  persons)                                         7,011,302                            36.2%



--------------------
*    Less than one percent.

(1) Except as otherwise indicated, the address of each principal shareholder of Video City is c/o Video City, Inc., whose current address is 4800 Easton Drive, Suite 108, Bakersfield, California 93309.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of Video City common stock subject to options or warrants that are currently exercisable or are exercisable within 60 days of August 23, 2001 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Video City common stock shown as beneficially owned by them.

(3)  Includes a proxy to vote 610,000 shares owned by Mr. Collier.

(4) Includes the following currently exercisable stock options to purchase shares from Video City: Mr. Lee 750,000; Mr. Collier, 175,000 shares; Mr. Kelly, 761,600 shares; Mr. Weber, 120,000 shares and Mr. Gibson 200,000.

(5) Includes 1,357,282 shares of Video City common stock pledged by Mr. Lee to certain persons who served as former management of West Coast Entertainment, Inc. The shares were pledged by Mr. Lee to guarantee that the Company will make payments to the former management of West Coast Entertainment under the terms of the Consulting Agreement and the Non-Compete Agreement. Mr. Lee retains voting rights of the pledged shares of common stock.

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

The following table sets forth the beneficial owners of all outstanding shares of Video City's Series B convertible redeemable preferred stock as of January 31, 2001:

                                                            Number of Shares
Percentage of
                          Name and Address(1)             Beneficially Owned(2)
Ownership
                          ------------------             -------------------
---------

Victor J. Cianci....................................             38,000
50.0%
Evvy R. Cianci......................................             38,000
50.0%

___________________

(1) Except as otherwise indicated, the address of each principal shareholder of Video City is c/o Video City, Inc., whose address is 4800 Easton Drive, Suite 108, Bakersfield, California 93309.

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

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization ("the Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, all outstanding Video City options and warrants were deemed cancelled.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     During the fiscal years ended January 31, 2001 and 2000, Video City retained a law firm to render legal services to it on real estate, litigation and other matters. A partner at the law firm serves as a director of Video City. Total fees for the years ended January 31, 2001 and 2000 were $235,000 and $360,000.

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

         As of January 31, 2001 and 2000, the Company owed Ingram approximately $11.2 million and $11.1 million.

         On March 25, 1998, the Company entered into a restructured debt agreement with Rentrak Corporation ("Rentrak"), a major lessor of videocassettes under a revenue sharing arrangement (Note 11). Prior to the acquisition of the five companies on March 25, 1998, the Company and Sulpizio One, Inc. (one of the acquired companies) were parties to such arrangements with Rentrak. As part of the restructuring, Rentrak agreed to accept 194,950 shares of the Company's common stock in settlement of a lawsuit Rentrak had previously filed against Adventures in Video, Inc. (one of the acquired companies), and 470,162 shares of the Company's common stock in satisfaction of indebtedness owed to Rentrak by Sulpizio One, Inc. As part of the restructured debt agreement, Rentrak also agreed to a deferral of certain amounts owed to it by Sulpizio One, Inc. and the Company, and obtained a security interest in the assets of the Company to secure such amounts. Rentrak also released Robert Y. Lee, the Company's Chairman of the Board and Chief Executive Officer, from personal guaranties of the Company's indebtedness that Mr. Lee had previously given. Rentrak's wholly-owned subsidiary, Mortco, Inc., is a principal stockholder of the Company. As of January 31, 2000 and 1999 the Company owed Rentrak approximately $8.9 million and $8.8 million.

         The Company had either purchased or leased approximately 80% of its supply of new release videos, in the aggregate, from two suppliers, Ingram and Rentrak. During fiscal 2001, the Company purchased approximately $3.5 million of product from Ingram Entertainment and approximately $0 of product from Rentrak. In October 1999, Video City temporarily discontinued making purchases from Rentrak and began leasing product directly from film studios (Note 5). If the relationships with Ingram, Rentrak and the film studios were terminated, the Company believes that it could readily obtain its necessary inventory of videocassette and video games from a number of other suppliers at comparable terms and prices. However, there can be no assurance that any replacement supplier would provide service or payment terms as favorable as those provided by Ingram, Rentrak or the film studios. Failure to obtain comparable service, support or payment terms from an alternative supplier could have a material adverse effect on the Company's financial condition and results of operations.

         The Company has entered into employment and consulting agreements with certain shareholders.

         At January 31, 2001 and 2000, the Company had unsecured employee and director loans aggregating approximately $0 and $9,078, respectively, bearing interest at 7%, and due on demand.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Schedules:

     The following financial statements of Video City, Inc. (and its predecessor Lee Video City, Inc.) are included in this Report as pages F-1 through F-37:

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity

     Statements of Cash Flows

     Notes to Financial Statements

     (b) Form 8-K

None in the quarter ended January 31, 2001.

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

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION


                        CONSOLIDATED FINANCIAL STATEMENTS


               FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


ITEM 8.  Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements are filed with this report:

     Report of Independent Certified Public Accountants               F-2
     Consolidated Balance Sheets                                      F-3
     Consolidated Statements of Operations                            F-4
     Consolidated Statements of Stockholders' Deficit                 F-5
     Consolidated Statements of Cash Flows                            F-6
     Notes to Consolidated Financial Statements                       F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Video City, Inc.

We have audited the accompanying consolidated balance sheets of Video City, Inc. (Debtor-In-Possession) as of January 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video City, Inc. (debtor-in-possession) as of January 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do no purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business.



                                                BDO Seidman, LLP

Los Angeles, California
September 7, 2001

                                                                                          Years ended January 31,
                                                                                       ----------------------------
                                                                                          2001             2000
                                                                                       ------------    ------------
Assets

Current assets:
   Cash                                                                                $  1,046,164    $     24,316
   Customer receivables                                                                     433,024       1,003,578
   Other receivables (Note 3)                                                               946,655               -
   Notes receivables from employees and directors (Note 5)                                        -           9,078
   Merchandise inventories                                                                  965,025       3,767,919
   Prepaid expenses                                                                               -          75,000
                                                                                       ------------    ------------
Total current assets                                                                      3,390,868       4,879,891
Rental library, net                                                                       3,012,387       6,223,364
Property and equipment, net (Note 6)                                                      1,525,409       4,266,665
Goodwill, net                                                                             1,912,713       4,920,303
Other assets                                                                                256,011       1,003,564
                                                                                       ------------    ------------

Total assets                                                                           $ 10,097,388    $ 21,293,787
                                                                                       ============    ============

Liabilities and Stockholders' Deficit

 Liabilities not subject to compromise:
   Current liabilities:
     Accounts payable (including $0 and $13,680,500 due to related parties) (Note 5)   $    215,724    $ 23,033,955
     Accrued expenses (including $0 and $527,925 due to related parties) (Note 5)         1,041,134       3,069,765
     Senior secured revolving credit facility (Note 7)                                            -       9,769,574
     Current portion of long-term debt (including $0 and $5,043,107 due to related
       parties) (Note 8)                                                                          -       5,565,078
                                                                                       ------------    ------------
   Total current liabilities                                                              1,256,858      41,438,372
   Long-term debt, less current portion (including $0 and $1,176,393 due to related
     parties) (Note 8)                                                                            -       1,231,907
   Other liabilities                                                                         45,526          99,456
                                                                                       ------------    ------------

Total liabilities not subject to compromise                                               1,302,384      42,769,735

Liabilities subject to compromise:
   Accounts payable (including $13,880,500 and $0 due to related parties) (Note 5)       26,443,937               -
   Senior secured revolving credit facility (Note 7)                                     10,451,429               -
   Long-term debt (including $6,219,500 and $0 due to related parties) (Note 8)           6,790,454               -
   Accrued interest (including $956,260 and $0 due to related parties) (Note 5)           1,004,342               -
   Other liabilities                                                                      1,628,690               -
                                                                                       ------------    ------------
Total liabilities subject to compromise                                                  46,318,852               -
                                                                                       ------------    ------------
Total liabilities                                                                        47,621,236      42,769,735
                                                                                       ------------    ------------

Commitments and contingencies (Note 11)

Stockholders' deficit (Note 12):
   Preferred stock                                                                        6,292,135       6,217,135
   Common stock, $.01 par value per share, authorized 30,000,000 shares; issued and
     outstanding 16,442,662 shares at 2001 and 15,767,959 shares at 2000                    164,427         157,679
Additional paid-in capital                                                               13,576,968      13,268,548
Accumulated deficit                                                                     (57,557,378     (41,119,310
                                                                                       ------------    ------------

Total stockholders' deficit                                                             (37,523,848     (21,475,948
                                                                                       ------------    ------------

Total liabilities and stockholders' deficit                                            $ 10,097,388    $ 21,293,787
                                                                                       ============ ===============

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Years ended January 31,
                                                                    ------------------------------------------------
                                                                        2001              2000              1999
                                                                    -------------     -------------     ------------
Revenue
   Rental revenues and product sales                                $  27,228,759     $  44,784,703     $ 23,828,501
   Management fee income (Note 13)                                      4,385,886                 -          607,733
                                                                    -------------     -------------     ------------
Total revenue                                                          31,614,645        44,784,703       24,436,234
                                                                    -------------     -------------     ------------

Operating costs and expenses
   Store operating costs                                               19,816,623        29,950,293       13,675,372
   Amortization of rental library                                       7,291,355        13,691,184        2,541,934
   Cost of product sales                                                4,073,617         8,913,401        3,301,185
   Cost of leased product                                               1,362,251         4,281,313        1,394,409
   Restructuring (Note 10)                                              1,564,000                 -                -
   General and administrative                                           8,062,262        14,738,358        4,785,890
   (Gain) loss on sale of assets                                          199,373        (1,400,021)               -
   Store closure costs                                                          -         3,210,830                -
                                                                    -------------     -------------     ------------
Total operating costs and expenses                                     42,369,481        73,385,358       25,698,790
                                                                    -------------     -------------     ------------

Loss from operations                                                  (10,754,836)     (28,600,655)       (1,262,556)

Other (income) expense
   Interest expense, net (contractual interest $1,980,104,
     $3,706,749 and $1,563,348)                                         1,347,699         3,706,749        1,563,348
   Other                                                                        -          (249,078)        (221,081)
                                                                    -------------     -------------     ------------
Loss before reorganization items and income taxes                     (12,102,535)      (32,058,326)      (2,604,823)

Reorganization items
   Professional fees                                                      504,777                 -                -
   Loss on sale of assets (Note 3)                                      3,508,614                 -                -
                                                                    -------------     -------------     ------------
Loss before income taxes                                              (16,115,926)      (32,058,326)      (2,604,823)

Income tax expense (benefit) (Note 9)                                           -           707,299       (2,615,957)
                                                                    -------------     -------------     ------------
Net income (loss) before dividends                                  $ (16,115,926)    $ (32,765,625)    $     11,134
                                                                    -------------     -------------     ------------

Dividends on preferred stock                                             (322,142)         (492,522)               -

Net income (loss) available to common shareholders                  $ (16,438,068)      (33,258,147)    $     11,134
                                                                    =============     =============     ============
Earnings (loss) per share (Note 15)
   Basic and diluted earnings (loss) per share                      $       (1.01)    $       (2.29)    $       0.00
                                                                    =============     =============     ============

Weighted average number of common shares outstanding
   Basic                                                               16,301,969        14,509,555       12,091,467
   Diluted                                                             16,301,969        14,509,555       13,428,378

                 See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    Preferred Stock (Note 12)
                                  ----------------------------------------------------------------------------------------
                                       Series AA             Series B               Series C               Series D
                                  -------------------   --------------------   --------------------   --------------------
                                   Shares     Amount     Shares      Amount     Shares      Amount     Shares     Amount
                                  --------  ---------   --------  ----------   --------   ---------   --------  ----------
Balance at January 31, 1998              -  $       -          -  $        -          -   $       -          -  $        -

Stock issued in satisfaction
  of debt                                -          -          -           -          -           -          -           -

Stock issued in satisfaction
  of services                          750     75,000          -           -          -           -          -           -

Stock issued for
  acquisition of stores                  -          -     76,000   3,065,190          -           -          -           -

Stock issued for private
  placement                          7,000    623,773          -           -          -           -          -           -

Net income                               -          -          -           -          -           -          -           -
                                  --------  ---------   --------  ----------   --------   ---------   --------  ----------
Balance at January 31, 1999          7,750    698,773     76,000   3,065,190          -           -          -           -

Stock issued in satisfaction
  of payables                            -          -          -           -          -           -          -           -

Stock issued for services
  rendered                               -          -          -           -        403     403,000          -           -

Stock issued for acquisitions            -          -          -           -        112      63,840      2,000   1,187,334

Stock issued for private
  placement                              -          -          -           -        625     625,000          -           -

Stock option and warrants
  exercised                              -          -          -           -          -           -          -           -

Preferred stock converted
  into common                       (3,750)  (334,162)         -           -       (740)   (691,840)         -           -

Preferred stock dividends
  ($492,522 in common stock)             -          -          -           -          -           -          -           -

Issuance of options and
  warrants                               -          -          -           -          -           -          -           -

Net loss                                 -          -          -           -          -           -          -           -
                                  --------  ---------   --------  ----------   --------   ---------   --------  ----------
Balance at January 31, 2000           4000    364,611     76,000   3,065,190        400     400,000      2,000   1,187,334

Stock issued in satisfaction
  of payables                            -          -          -           -          -           -          -           -

Stock issued for services
  rendered                               -          -          -           -         75      75,000          -           -

Preferred stock dividends
  ($202,668 in common stock)             -          -          -           -          -           -          -           -

Net loss                                 -          -          -           -          -           -          -           -
                                  --------  ---------   --------  ----------   --------   ---------   --------  ----------
Balance at January 31, 2001           4000  $ 364,611     76,000  $3,065,190        475   $ 475,000      2,000  $1,187,334
                                  ========  =========   ========  ==========   ========   =========   ========  ==========

                                    Preferred Stock (Note 12)                                Additional
                                    -------------------------
                                             Series E                    Common Stock         Paid-In      Accumulated
                                    -------------------------        ---------------------
                                      Shares         Amount            Shares      Amount     Capital        Deficit
                                    ---------      ----------        ----------  ---------  ------------  -------------
Balance at January 31, 1998                 -      $        -         9,773,927  $  97,739  $  7,075,735  $  (7,872,297)

Stock issued in satisfaction
  of debt                                   -               -           106,608      1,066        91,660              -

Stock issued in satisfaction
  of services                               -               -           136,680      1,367       101,143              -

Stock issued for
  acquisition of stores                     -               -         3,481,500     34,815     1,961,149              -

Stock issued for private
  placement                                 -               -                 -         -              -              -

Net income                                  -               -                 -         -              -         11,134
                                     --------      ----------        ----------  ---------  ------------  -------------
Balance at January 31, 1999                 -               -        13,498,715    134,987     9,229,687     (7,861,163)

Stock issued in satisfaction
  of payables                           2,056       2,056,000           203,300      2,033       379,667              -

Stock issued for services
  rendered                                  -               -            26,000        260        33,852              -

Stock issued for acquisitions               -               -           344,000      3,440       609,224              -

Stock issued for private
  placement                                 -               -                 -          -             -              -

Stock option and warrants
  exercised                                 -               -           123,077      1,231        66,459              -

Preferred stock converted
  into common                            (856)       (856,000)        1,057,858     10,578     1,657,734              -

Preferred stock dividends
  ($492,522 in common stock)                -               -           515,009      5,150       487,373       (492,522)

Issuance of options and
  warrants                                  -               -                 -          -       804,552              -

Net loss                                    -               -                 -          -                  (32,765,625)
                                     --------      ----------        ----------  ---------  ------------  -------------
Balance at January 31, 2000             1,200       1,200,000        15,767,959    157,679    13,268,548    (41,119,310)

Stock issued in satisfaction
  of payables                               -               -           150,000      1,500       111,000              -

Stock issued for services
  rendered                                  -               -                 -          -             -              -

Preferred stock dividends
  ($202,668 in common stock)                -               -           524,703      5,248       197,420       (322,142)

Net loss                                    -               -                 -          -             -    (16,115,926)
                                     --------      ----------        ----------  ---------  ------------  -------------
Balance at January 31, 2001             1,200      $1,200,000        16,442,662  $ 164,427  $ 13,576,968  $ (57,557,378)
                                     ========      ==========        ==========  =========  ============  =============

          See accompanying notes to consolidated financial statements.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in cash and cash equivalents

                                                                                       Years ended January 31,
                                                                         --------------------------------------------------
                                                                               2001              2000             1999
                                                                         ---------------    ---------------  --------------
Cash flows from operating activities:

Net income (loss)                                                        $  (16,115,926)    $  (32,765,625)  $      11,134

Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                             12,946,560         16,253,259       3,692,329
   (Gain) loss on sale of assets                                              3,969,510         (1,400,021)              -
   Issuance of stock for services and inventory                                 187,500          2,846,082         195,236
   Store closures                                                                     -          1,604,297               -
   Issuance of stock options and warrants                                             -            804,552               -
   Decrease (increase) in deferred tax asset                                          -            688,536        (883,249)

Changes in assets and liabilities, net of effects from acquisitions:
   Decrease (increase) in accounts receivable                                   570,555          1,160,962      (1,378,087)
   Increase in other receivables                                               (946,655)                 -               -
   Decrease in notes receivable                                                   9,078             82,234         268,727
   Decrease (increase) in merchandise inventory                               2,802,894         (2,205,613)       (853,142)
   Decrease (increase) in other assets                                          571,113            240,026        (925,751)
   Increase (decrease) in accounts payable and liabilities subject
      to compromise                                                           3,506,231         12,128,385        (134,616)
   Decrease in accrued expenses and liabilities subject to compromise        (1,024,290)        (2,321,764)     (1,738,833)
   Increase (decrease) in other liabilities and liabilities subject
      to compromise                                                           1,574,760           (328,335)       (284,140)
                                                                         --------------     --------------   -------------
Net cash provided by (used in) operating activities                           8,051,330         (3,213,025)     (2,030,392)
                                                                         --------------     --------------   -------------

Cash flows from investing activities
   Purchases of videocassette rental inventory, net                          (9,146,740)        (6,425,632)     (4,213,040)
   Purchases of fixed assets                                                   (162,391)        (2,043,954)       (756,398)
   Store acquisitions                                                                 -           (167,036)     (2,626,185)
   Proceeds from sale of fixed assets                                            28,434         13,863,000               -
   Proceeds from sale of fixed assets after bankruptcy filing                 1,575,893                  -               -
   Proceeds from sale of film library                                                 -                  -         818,171
   Repayment on notes receivable                                                      -          2,053,391               -
                                                                         --------------     --------------   -------------
Net cash provided by (used in) investing activities                          (7,704,804)         7,279,769      (6,777,452)
                                                                         --------------     --------------   -------------

Cash flows from financing activities
   Proceeds from the issuance of preferred stock                                      -            625,000         623,773
   Principal payments on obligations under capital leases                             -                  -         (18,136)
   Repayment of pre-petition long-term debt                                      (6,531)          (434,533)    (13,221,880)
   Proceeds from issuance of long-term debt                                           -          2,015,979       5,523,501
   Proceeds from borrowings (repayments) under pre-petition
      revolving credit facility, net                                            681,855         (6,274,919)     16,044,502
   Cash payment made in conversion of preferred stock                                 -           (213,690)              -
   Proceeds from exercise of stock options                                            -             67,692               -
                                                                         --------------     --------------   -------------
Net cash provided by (used in) financing activities                             675,324         (4,214,471)      8,951,760
                                                                         --------------     --------------   -------------
Net increase (decrease) in cash                                               1,021,850           (147,727)        143,916
Cash at beginning of year                                                        24,316            172,043          28,127
                                                                         --------------     --------------   -------------
Cash at end of year                                                      $    1,046,166             24,316   $     172,043
                                                                         ==============     ==============   =============

                 See accompanying notes to financial statements.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                      cONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                      Years ended January 31,
                                                                           ---------------------------------------------
                                                                              2001             2000             1999
                                                                           -----------     -------------    ------------
Supplementary disclosures of cash flow information

Cash paid during the year:
   Interest                                                                $ 1,347,669     $   1,437,112    $  1,071,506
   Income taxes                                                                      -            17,924             800
   Reorganization items                                                        104,000                 -               -

Noncash investing and financing activities:
   Professional services financed through issuance of common stock                   -         2,846,082         195,236
   Liabilities converted to preferred stock                                          -         1,187,334               -
   Common stock issued in satisfaction of payables                             112,500                 -               -
   Professional services financed through issuance of preferred stock           75,000                 -          75,000
   Preferred stock dividends                                                   322,142           492,522               -
   Conversion of accounts payable to short term debt                                 -         1,453,706               -
   Accounts payable converted to long term debt                                      -                 -         494,935

For acquisitions consummated during fiscal 2000 and fiscal 1999, the Company paid $167,036 and $2,626,185, net of cash acquired. In conjunction with the acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired                                                           $   1,614,929    $ 22,018,218
   Cash paid                                                                                    (167,036)     (2,626,185)
   Common stock issued                                                                          (641,394)     (1,995,964)
   Preferred stock issued                                                                     (1,251,174)     (3,065,190)
   Goodwill                                                                                    4,172,469       5,260,990
                                                                                           -------------    ------------

   Liabilities assumed                                                                     $   3,727,794    $ 19,591,869
                                                                                           =============    ============

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Video City, Inc. (the "Company"), a Delaware Corporation, was formed on January 27, 1984. The Company owns and operates retail video specialty stores located throughout the United States that rent and sell videocassettes, digital video discs ("DVD"), and video games.

The Company's predecessor, Lee Video City, Inc. ("Lee Video City"), was formed as a California corporation in February 1990 for the purpose of developing a chain of retail video specialty stores. In January 1997, Lee Video City, Inc. merged with and into Prism Entertainment Corporation, a Delaware Corporation incorporated in January 1984 ("Prism"), pursuant to an Agreement and Plan of Reorganization and Merger, dated as of October 25, 1996 (the "Plan"), and the surviving corporation changed its name to "Video City, Inc". As a result of the Company's sale of its library of feature films and other film properties in 1998, the Company's sole business is the ownership and operations of video specialty stores.

As a result of the merger with and into Prism, the Company changed its fiscal year end to January 31.

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

Bankruptcy

On August 17, 2000, Fleet Retail Finance purported to accelerate the outstanding indebtedness under the Company's secured credit facility. Fleet Retail Finance also initiated an action in the Massachusetts State Court to recover the sums allegedly due under the credit facility and obtained a temporary order requiring that the Company deposit its cash receipts into designated Fleet Retail Finance accounts. The Company filed a complaint against Fleet Retail Finance and certain other defendants seeking damages in excess of $25.0 million. The Complaint alleges fraud, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with advantageous relations, violation of the Racketeer Influenced and Corrupt Organizations Act and violation of applicable provisions of Massachusetts state law. The Company also filed a motion to vacate the temporary order obtained by Fleet Retail Finance and to restrain Fleet Retail Finance from sweeping the cash from the Company's depository accounts, which are used to fund operations and payroll. On August 22, 2000, the Massachusetts court directed Fleet Retail Finance to release enough funds to cover payroll.

On August 24, 2000 as a result of the Fleet Retail Finance action to accelerate payment of the outstanding indebtedness under the Company's secured credit facility, the Company and its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under federal bankruptcy law, are stayed while the Company continues business operations as Debtor-In-Possession (DIP). These claims are reflected in the accompanying Consolidated Balance Sheets as "Liabilities subject to compromise".

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Bankruptcy Court approved payment of certain pre-petition liabilities such as employee expenses and benefits. The Bankruptcy Court also allowed for the retention of legal and financial professionals. These items are recorded as accounts payable and accrued expenses not subject to compromise.

The Court established January 16, 2001 (the "Bar Date") as the deadline for filing proofs of claim in the bankruptcy proceedings. The Company notified all known claimants for the purposes of identifying all pre-petition claims against the Company.

Liabilities subject to compromise were subject to further adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events.

There were approximately 390 scheduled liabilities and filed proofs of claim against the Company. The aggregate amount of those claims, which specified amounts was approximately $79,600,000. Included in the claims filed, were claims of unspecified amounts. The Company considered the amount to be highly inflated and a totally unreliable estimate of its liabilities. The Company requested the Bankruptcy Court to approve reductions of, or to expunge, overstated, duplicate or amended claims. The ultimate amount of and settlement terms for such liabilities were subject to the approved plan of reorganization. No provision was made for the differences between the amounts filed with the Bankruptcy Court and the balances reflected in the accompanying Consolidated Financial Statements.

The plan of reorganization, as finally approved by the Bankruptcy Court, will materially change the currently recorded amounts of assets and liabilities. These financial statements do not reflect further adjustments to the carrying value of assets and the amounts and classifications of liabilities or shareholders' deficit as a consequence of the bankruptcy proceedings.

Under the Bankruptcy Code, the Company could elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Certain leases and contracts were rejected in connection with the bankruptcy proceedings. Obligations related to these rejected items have been included in liabilities subject to compromise in amounts pursuant to the Bankruptcy Code. The ultimate amount of such claims was subject to adjustment based on the finalization of a reorganization plan.

Since the commencement of the bankruptcy filing, the Company filed a plan of reorganization which was confirmed on July 30, 2001, effective on August 29, 2001.

                                VIDEO CITY, INC.
                             DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the bankruptcy period, the Company obtained approval from the Bankruptcy Court to liquidate the assets of 17 stores, thereby recognizing a loss of $2.2 million (Note 3). The Company also entered into a compromise agreement with Fleet Retail Finance with the approval of the Bankruptcy Court, under which the outstanding debt was settled in full satisfaction by the payment of $1,500,000.

Financial Reporting for Bankruptcy Proceedings

The American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting/accounting treatments in respect to each of the financial statements:

The balance sheet separately classifies pre-petition and post-petition liabilities. A further distinction is made between pre-petition liabilities subject to compromise (generally unsecured and undersecured claims) and those not subject to compromise (fully secured claims). Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Under an approved final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

When a liability subject to compromise becomes an allowed claim and that claim differs from the net carrying amount of the liability, the net carrying amount is adjusted to the amount of the allowed claim. The resulting gain or loss is classified as a reorganization item in the Consolidated Statements of Operations.

Revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported in the Consolidated Statement of Operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed claim.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Customer Receivables

Customer receivables primarily consist of extended rental fees. In the fourth quarter of fiscal 2000, the Company wrote-off approximately $1.1 million of customer receivables from extended rental fees based on its collection results during fiscal 2000.

Merchandise Inventories

Merchandise inventories consist primarily of prerecorded videocassettes, DVDs, video games, concessions, and accessories held for resale and are stated at the lower of cost or market. Merchandise inventory cost of sales are determined on a first-in, first-out basis.

Rental Library

During the fourth quarter of fiscal 2000, the Company adopted an accelerated method of amortizing its videocassette, DVD and game rental library. The Company has adopted this new method of amortization because it has implemented a new business model, including revenue sharing agreements, which has increased the number of videocassettes and DVDs in the stores and is satisfying consumer demand over a shorter period of time. Revenue sharing allows the Company to purchase videocassettes and DVDs at a lower initial product cost than the traditional buying arrangements, with a percentage of net rental revenues shared over a contractually determined period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, the Company has changed its method of amortizing the rental library in order to more closely match expenses in proportion with the anticipated revenues to be generated there from.

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

The new method of amortization was applied to the rental library that was held at February 1, 1999. The adoption of the new method of amortization was accounted for as a change in accounting estimate and, accordingly, the Company recorded a pre-tax adjustment of approximately $7.1 million to cost of rental revenues in the fourth quarter of the fiscal year ended January 31, 2000. The charge represents an adjustment to the carrying value of the rental library due to the new method of amortization.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior to February 1, 1999, the rental library was recorded at cost and amortized over its estimated economic life. Base stock was amortized over a 60 month period on a straight-line basis with a salvage value of $6 per tape. The fourth through ninth copies of each title per store were amortized over a 36 month period on an accelerated basis with a salvage value of $6 per tape. The tenth and any succeeding copies of each title per store were amortized over 9 months on a straight-line basis with a salvage value of $6 per tape.

Rental amortization expense approximated $7.2 million and $13.7 million (including a $7.1 million adjustment recorded in the fourth quarter fiscal
2000), and $2.5 million for the years ended January 31, 2001, 2000 and 1999.

As videocassettes, DVD's and games are sold or retired, the applicable cost and accumulated amortization are eliminated from the accounts, and any gain or loss is recorded.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives. Leasehold improvements are recorded at cost and amortized using the straight-line method over the estimated economic life of the lease term.

             Furniture and fixtures                            5 years
             Computer equipment and software                   3 years
             Equipment                                         3 years
             Leasehold improvements                         5-10 years

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a writedown to fair value is required.

Goodwill

Goodwill represents the excess of the cost of the companies acquired over the fair value of their net assets at the dates of acquisition and is amortized on the straight-line method over 20 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from the expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at January 31, 2001. Amortization expense charged to operations for the year ended January 31, 2001 was $0.2 million.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue is recognized at the time of rental or sale, or as extended rental fees accrue, net of allowances for doubtful amounts, based on historical experience.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $210,258, $1,191,891 and $485,681 for the years ended January 31, 2001, 2000 and 1999, respectively.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) requires that companies recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provision of SFAS 123.

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

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

Earning (loss) per share is presented according to Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Comprehensive Income

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items and minimum pension liability adjustments. The Company did not have other components of comprehensive income (loss) during the periods presented. As a result, comprehensive income (loss) is the same as the net income (loss) for the periods presented.

Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", the Company has disclosed the fair value, related carrying value and method for determining the fair value of its financial instruments. (See
Note 15.)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could substantially differ from those estimates.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 ("SFAS 133"), defers the effective date of SFAS 133 to be effective for financial statements ending after June 15, 2000. Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, amended certain of the accounting and reporting standards of SFAS 133. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Business Operations and Significant Accounting Policies (Continued)

In December 1999, the SEC staff released Staff Accounting Bulletin SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides interpretive guidance on the recognition, presentation and disclosure or revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB 101 had no material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The implementation of FIN 44 did not have a material effect on the Company's financial position.

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

NOTE 3--DIVESTITURE OF STORES

During the fourth quarter of fiscal 2001, the Company sold an additional 14 stores and recorded a loss of approximately $1.3 million, which included approximately $1.25 million of unamortized goodwill. At January 31, 2001, the proceeds from the sale of the stores were held in a trust account by a legal firm.

On September 27, 2000, the Company obtained approval from the Bankruptcy Court to reject the leases on 17 under performing store locations and liquidate the assets. The assets were sold to Video One Liquidators at the aggregate net liquidation price of $508,760. The Company recognized a loss on the sale of approximately $2.2 million during the third quarter of fiscal 2001 including approximately $1.5 million of unamortized goodwill, which is included in the reorganization items.

In July 2000, the Company sold 2 stores and recorded a loss of approximately $199,000.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

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

The following unaudited pro forma condensed consolidated statements of operations assumes all acquisitions and divestitures occurred at the beginning of each period presented. The unaudited pro forma condensed consolidated statements of operations may not be indicative of the actual results of the transactions and there can be no assurance that the foregoing results will be obtained.

                                                                   Years ended January 31,
                                                               ---------------------------------
                                                                   2001              2000
                                                               --------------    ---------------
Revenue and product sales                                      $   19,664,069    $    36,327,830
Loss before income taxes                                       $  (12,222,475)   $   (33,741,255)
Net loss before dividends                                      $  (12,222,475)   $   (34,448,554)
Net loss available to common shareholders                      $  (12,554,617)   $   (35,131,039)
Basic loss per share                                           $        (0.77)   $         (2.40)
Basic weighted average number of shares outstanding                16,301,969    $    14,621,688

NOTE 5--RELATED PARTY TRANSACTIONS

Ingram Entertainment Inc.

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

In addition, the Company entered into a long-term supply agreement with Ingram for videocassettes and related products (Note 11); Ingram released Mr. Lee from his personal guarantee of the Company's indebtedness; and the parties entered into the Stockholders Agreement and the Override Agreement, which among other things prohibited certain corporate actions without the approval of Ingram or Ingram's designees on the Board of Directors. All of these transactions and arrangements were entered into either simultaneously with or prior to Ingram's receipt of common stock of the Company.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--RELATED PARTY TRANSACTIONS (Continued)

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

As of January 31, 2001 and 2000, the Company owed Ingram approximately $11.2 million and $11.1 million. As a result of the bankruptcy, the amount owing has been included in liabilities subject to compromise.

Rentrak Corporation

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

In March 1999, Video City acquired Video Galaxy, Inc. for 360,667 shares of Video City's common stock, and the assumption of $4,833,000 of indebtedness. In connection with this acquisition, Video City paid $1,117,000 to Mortco, Inc. (a wholly owned subsidiary of Rentrak, a shareholder) in partial payment of indebtedness owed by Video Galaxy to Mortco. In addition, Video City issued to Mortco 2,000 shares of Series D convertible redeemable preferred stock, $1,000 stated value per share, convertible into 666,667 shares of Video City common stock, and warrants to purchase 500,000 shares of Video City common stock at $3.00 per share, in consideration for the cancellation by Mortco, Inc. and Rentrak of $2,000,000 owed to them by Video Galaxy. Rentrak and its wholly-owned subsidiary, Mortco, Inc., were the supplier and creditor of Video Galaxy before the acquisition. Mortco, Inc. is a principal shareholder of Video City.

As of January 31, 2001 and 2000, the Company owed Rentrak approximately $8.9 million and $8.8 million. As a result of the bankruptcy, the amount owing has been included in liabilities subject to compromise.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--RELATED PARTY TRANSACTIONS (Continued)

The Company had either purchased or leased approximately 80% of its supply of new release videos, in the aggregate, from two suppliers, Ingram and Rentrak. During fiscal 2001, the Company purchased approximately $3.5 million of product from Ingram Entertainment and approximately $0 of product from Rentrak. In October 1999, Video City temporarily discontinued making purchases from Rentrak and began leasing product directly from film studios. The relationships with these vendors were replaced with the new agreements entered into as a result of the bankruptcy filings. (Notes 11 and 16.)

Other Related Parties

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

During the fiscal years ended January 31, 2001 and 2000, Video City retained a law firm to render legal services to it on real estate, litigation and other matters. A partner at the law firm serves as a director of Video City. Total fees for the years ended January 31, 2001 and 2000 were $235,000 and $360,000.

The Company has entered into employment and consulting agreements with certain shareholders (See Note 11).

The Company made loans to employees and directors during the years ended January 31, 2001, 2000 and 1999, respectively. The Company determined that certain unsecured employee and director loans aggregating approximately $86,700 were uncollectible and were consequently written off, in the fourth quarter of fiscal 2000. At January 31, 2001 and 2000, the Company had unsecured employee and director loans aggregating approximately $0 and $9,078, respectively, bearing interest at 7%, and due on demand.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                                                                 January 31,
                                                        ------------------------------
                                                            2001             2000
                                                        -------------    -------------
Furniture and fixtures                                  $  1,883,969     $  3,147,307
Equipment                                                  2,650,198        2,956,876
Leasehold Improvements                                     1,064,784        2,052,684
                                                        ------------     ------------

Total Property and Equipment                               5,598,951        8,156,867

Accumulated depreciation and amortization                 (4,073,542)      (3,890,202)
                                                        ------------     ------------

Total Property and Equipment, net                       $  1,525,409     $  4,266,665
                                                        ============     ============

Depreciation and amortization expense was $1,680,478, $1,879,370 and $601,000 for the years ended January 31, 2001, 2000 and 1999, respectively.

NOTE 7--SENIOR SECURED REVOLVING CREDIT FACILITY

On December 29, 1998, the Company entered into a Senior Secured Revolving Credit Facility agreement (the "Credit Facility") with BankBoston/Fleet Retail Finance to be used for working capital purposes and capital expenditures. The Credit Facility was scheduled to mature on December 29, 2001. The loan fees related to the credit facility were capitalized and amortized over the term of the loan agreement.

During the fiscal year ended January 31, 2000, the Company did not meet certain of the financial covenants as required by the credit facility. On September 23, 1999, the Company entered into a forbearance agreement with BankBoston/Fleet Retail Finance that amended the terms of the Loan Agreement, revised the financial performance covenants of the Loan Agreement and contained weekly covenant requirements. In the fourth quarter of fiscal 2000, the deferred loan fees were written off when the original loan agreement was terminated and replaced with the forbearance agreements. In November 1999, the Company did not meet the financial performance covenants as set forth in the forbearance agreement. On March 9, 2000, the Company entered into a second forbearance agreement that limited the Credit Facility to $10,750,000 and revised the financial covenant requirements.

On August 24, 2000, as a result of the Fleet Retail Finance action to accelerate payment of the outstanding indebtedness under the Company's secured credit facility, the Company filed a voluntary petition in the United States Bankruptcy Court seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code (see
Note 1). As a result of the bankruptcy, the outstanding indebtedness was classified as liabilities subject to compromise and the Company stopped accruing interest on the outstanding balance of the credit facility.

The Company and Fleet Retail Finance entered into a compromise agreement which was approved by the Bankruptcy Court on March 28, 2001 under which the outstanding debt to Fleet Retail Finance was settled in full satisfaction by the payment of $1,500,000 (see Note 16).

                                Video City, Inc.

                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                            January 31,
                                                                                    ----------------------------
                                                                                       2001            2000
                                                                                    ------------    ------------
Promissory note, secured by certain assets, subordinate to the credit facility, executed in April 1999, payable in April 2000 and bearing interest at a prime plus 1.5%. The Company has defaulted on the payment terms of this note.
   Interest rate increased to 14% in July 1999.                                     $ 1,700,000     $ 1,700,000

Unsecured note to fulfill outstanding trade payables, executed in February 1999, bearing interest of 10%, payable in January 2000. The Company has defaulted on the payment terms of this note. Interest rate increased to 14% in January
   2000.                                                                              1,453,706       1,453,706

Promissory notes, secured by certain assets subordinate to the credit facility
   (Note 8), payable in monthly installments of $34,403 and $5,952, interest
   imputed at 9% per annum, due June 2003.                                            1,660,653       1,660,653

Promissory notes,  secured by certain assets subordinate to the credit facility
   (Note 8), at interest rates varying from 9% to 10% per annum, due July 1999.
   The Company has defaulted on the payment terms of this note. Interest rate
   increased to 12% in July 1999.                                                     1,405,141       1,405,141

Other unsecured loan to fulfill settlement obligation for $259,847, payable in monthly installments of $8,000, including interest at 8.5% per annum until
   February 20, 2000.                                                                     8,059           8,059

Unsecured notes to fulfill outstanding trade payables, executed in July through
   September of 1999, bearing interest of 10% due and payable in December 1999.
   The Company has defaulted on the payment terms of this note. Interest
   increased to 18% in December 1999.                                                   303,539         303,539

Other unsecured obligations, including interest from 7% to 15% per annum, due from January 2000 to September 2010. The Company has defaulted on the payment
   terms of this note.                                                                  259,356         265,887
                                                                                    -----------     -----------

Total long-term debt                                                                  6,790,454       6,796,985
Current portion                                                                               -      (5,565,078)
                                                                                    -----------     -----------
Long-term debt, less current portion                                                $ 6,790,454     $ 1,231,907
                                                                                    -----------     -----------

All long-term debt outstanding has been classified as liabilities subject to compromise on August 24, 2000. No interest was accrued on the long-term debt subsequent to the bankruptcy filing. No principal or interest payments on pre-petition debt were made during the bankruptcy proceedings.

The Company has outstanding indebtedness in the aggregate amount of $4,862,238 with certain of the Company's key suppliers that reached maturity and are now overdue. The debt agreements with the key suppliers provided for increased interest rates ranging from 12% to 18% and penalty payments of up to 8% during the periods of default. As a result of the bankruptcy filing, the outstanding indebtedness to these key suppliers has been included in liabilities subject to compromise.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--INCOME TAXES

As of January 31, 2001, net operating loss carryforwards generated by the Company of approximately $45,653,000 and $21,626,000 for Federal and California income tax purposes are available to offset future taxable income through 2020. The Company's ability to utilize net operating loss carryforwards is dependent upon its ability to generate taxable income in future periods. Approximately $650,000 of Federal and $305,000 of State net operating losses may be limited due to ownership changes (as defined under Section 382 of the Internal Revenue Code of 1986), which occurred on January 8, 1997 and resulted in an annual limitation per year. The Company anticipates that a portion of the Federal and State net operating losses may be limited due to ownership changes as a result of the bankruptcy filing. The ownership changes are as defined under Section 382 of the Internal Revenue Code of 1986. Unused annual limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

The income tax provision (benefit) is comprised of the following current and deferred amounts:

                                            Years Ended January 31,
                                 ----------------------------------------------
                                    2001             2000             1999
                                 -----------     ------------     -------------
Current
-------
   Federal                       $         -     $          -     $           -
   State                                   -           16,765             5,000
                                 -----------     ------------     -------------
                                           -           16,765             5,000
                                 -----------     ------------     -------------

Deferred
--------
   Federal                                 -          712,425        (2,384,229)
   State                                   -          (21,891)         (236,728)
                                 -----------     ------------     -------------
                                           -          690,534        (2,620,957)
                                 -----------     ------------     -------------

                                 $         -     $    707,299     $  (2,615,957)
                                 ===========     ============     =============

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary difference, and
(iii) future taxable income generated by future operations. At January 31, 1999, as a result of the significant acquisitions consumated during the year, the Company determined from its projections, that it is more likely than not that future taxable income would be sufficient to enable the Company to realize its deferred tax asset and had accordingly, reversed the full amount of the valuation allowance. At January 31, 2001 and 2000, due to the losses incurred during fiscal 2001 and 2000, and the Company's short-term divestiture strategy, management cannot determine it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Accordingly, a full valuation allowance has been established against the deferred tax asset at January 31, 2001 and 2000.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--INCOME TAXES (Continued)


The assets acquired from the Videoland merger were recorded at fair market value for financial statement purposes. The difference between that value and the tax basis of the assets result in a deferred tax liability of approximately $1,732,708 as of January 31, 1999. In April 1999, the Company sold 49 of its 76 stores acquired from Videoland. The remaining deferred tax liability equaled $190,221 as of January 31, 2001 and 2000. In connection with the acquisition of Video Galaxy, a net deferred tax liability of $194,713 was recorded. The following table presents the primary components of the Company's net long-term deferred tax asset:

                                                                                          January 31,
                                                                               ----------------------------------
                                                                                   2001                2000
                                                                               -------------       --------------
Components of long-term deferred tax assets:
Federal and State NOL carryforward                                             $  16,782,957       $  11,829,861
Videoland fixed asset basis difference                                               867,986             867,986
Fixed assets due to difference in depreciation and amortization                      213,520             205,554
Store closure reserve                                                                138,819             270,844
Other                                                                                 11,144              17,342
                                                                               -------------       -------------
Total gross deferred tax asset                                                    18,014,426          13,191,587
Valuation allowance                                                              (16,956,219)        (12,133,380)
                                                                               -------------       -------------
Total deferred tax asset, net of valuation allowance                               1,058,207           1,058,207
                                                                               -------------       -------------

Components of long-term deferred tax liability:

Videoland and Video Galaxy inventory basis difference                             (1,058,207)         (1,058,207)
                                                                               -------------       -------------
Net long-term deferred tax asset                                               $           -       $           -
                                                                               -------------       -------------

The total income tax provision differs from the amount computed by applying the statutory Federal income tax rate for the following reasons:

                                                                         Year Ended January 31,
                                                   --------------------------------------------------------
                                                          2001               2000                1999
                                                   -----------------  -----------------  ------------------
                                                          % of               % of                 % of
                                                         Pretax             Pretax               Pretax
                                                         Income             Income               Income
                                                        --------           --------             --------
Income tax at Federal statutory rate                      (34.0)%           (34.0)%             (34.0)%

State taxes, net of Federal tax benefit                       -%                - %               2.4 %

Valuation allowance                                        29.9%             37.8 %             (84.3)%

Expiration of net operating losses                            -%                - %              14.9 %

Other                                                       4.1%             (1.6)%               0.6 %
                                                        -------           -------             -------
Total                                                         -%              2.2 %            (100.4)%
                                                        -------           -------             -------

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--RESTRUCTURING

Restructuring Expense

The Company incurred $1.6 million in restructuring costs during the period ending October 31, 2000, consisting of severance obligations to employees of approximately $950,000, lease liability for the former executive offices in Torrance, California of approximately $100,000, moving expenses of the corporate office of approximately $80,000, and a non-cash write down of the related leasehold improvements of approximately $430,000. These costs are related to the Company's effort to improve the performance of its operations and streamline its corporate expenses. During the year ended January 31, 2001, the Company paid $703,472 in cash for the restructuring expenses.

NOTE 11--COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company leases its facilities under noncancelable operating leases expiring at various dates through 2013. Rent expense under operating leases was approximately $5,032,859, $7,857,682 and $3,601,986 for the years ended January 31, 2001, 2000 and 1999, respectively.

The future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year as of January 31, 2001 are as follows:

  Years ending                                                  Operating
   January 31,                                                    Leases
------------------                                             ------------

      2002                                                     $  2,821,842
      2003                                                        2,230,397
      2004                                                        1,880,922
      2005                                                        1,456,476
      2006                                                          790,093
   Thereafter                                                       742,478
                                                               ------------

   Total                                                       $  9,922,208
                                                               ============

Revenue Sharing Agreement - Pursuant to the Revenue Sharing Agreement (Note 1), the Company was obligated to pay revenue sharing and fee payments that are based on a percentage of the Company's gross rental revenues. As a result of the bankruptcy filing, the agreements were rejected.

Vendor Supply Agreement - On November 6, 1996, the Company amended the March 13, 1996 agreement with a major supplier to purchase, under certain conditions, 80% of its annual requirements for the video rental, video sell-through and video game products. The agreement expired on June 30, 2001. During fiscal 2001, the Company purchased approximately $3.5 million of product from this supplier. As a result of the bankruptcy filing, the agreements were rejected.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--COMMITMENTS AND CONTINGENCIES (Continued)

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

Employment Agreements - The Company had entered into employment agreements with various of its key officers. In general, these agreements cover a period of three years or less. As a result of the bankruptcy filing, the agreements were rejected.

Other Agreements - In June of 2001, the Company entered into a purchase money security agreement directly with Warner Brothers Home Video. The agreement provides the company with a credit line and 60 day terms for repayment. The company purchases all Warner Brothers product directly from Warner Brothers Home Video, which is then distributed to all Video City's home entertainment retail chain through a third party distributor.

In July 2001 the Company entered into an agreement with Video Products Distributors ("VPD") under which VPD agreed to become the exclusive video distributor for all of Video City's home entertainment retail chain. VPD will provide all videocassettes, DVDs and accessories for rental and sale with the exception of Warner Brothers Home Video product in all locations. As part of this agreement, Video City is receiving a credit line and 60 day terms for payment to VPD.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--COMMITMENTS AND CONTINGENCIES (Continued)

On April 16, 1997, the Company entered into three year consulting agreements with Gerald W. B. Weber and Stephen C. Lehman pursuant to which Messrs. Weber and Lehman shall provide finance, acquisitions and corporate development consulting services to the Company. The consulting agreements of Messrs. Weber and Lehman provide for compensation in the form of options to purchase an aggregate of 75,000 and 90,000 shares, respectively, of the Company's common stock at $2.00 per share. Options to purchase one-third of such shares of common stock vest each year commencing on April 16, 1997 and any unexercised options terminate on April 15, 2002. Each consulting agreement also provides that the Company shall reimburse the consultant for reasonable out-of-pocket expenses incurred in performing his consulting services, that the Company shall indemnify the consultant with respect to any claims made against the consultant arising in connection with the consulting service, and that either party may terminate the consulting agreement by providing 30 days notice to the other party. On March 24, 1998, Mr. Lehman's consulting agreement was amended to provide Mr. Lehman additional compensation in the form of warrants to purchase 100,000 shares of the Company's common stock at $2.00 per share. Mr. Weber is a director of the Company and Mr. Lehman was a director of the Company until December 1999.

In April 1997, the Company entered into an engagement agreement with Sphere Capital Partners ("Sphere Capital") pursuant to which Sphere Capital shall act as the exclusive financial advisor to the Company providing financial management, acquisition and financing advisory services for a period of one year commencing April 1997 and for such additional one year terms as may be mutually agreed to by Sphere Capital and the Company. The agreement provided that during the term of the engagement, Sphere Capital shall limit its financial advisory services within the video retail industry solely to the Company. The engagement agreement provided for a base fee of $5,000 per month which shall be credited against any transaction fees to which Sphere Capital may be entitled upon consummation of any acquisition or financing transaction. The engagement agreement also provided that the Company would reimburse Sphere Capital for reasonable out-of-pocket expenses incurred in performing its financial advisory services and that either party may terminate the engagement by providing 45 days notice to the other party. In May 1997, Sphere Capital assigned the agreement to The Value Group, LLC. During the fiscal year ended January 31, 1998, the Company paid Sphere Capital fees in the amount of approximately 28,000. Effective April 1998, a new engagement agreement was entered into by the Company and The Value Group, LLC, the successor entity to Sphere Capital, which provides for a base fee of $2,500 per month which shall be credited against any transaction fees to which The Value Group, LLC, may be entitled upon consummation of any acquisition or financing transaction, John T. Sheehy serves as a director of the Company and is a Managing Director of The Value Group, LLC and its predecessor, Sphere Capital.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--STOCKHOLDERS' DEFICIT

Video City's authorized capital consists of 30,000,000 shares of common stock, $.01 par value per share, and 2,000,000 shares of preferred stock, $.01 par value per share.

Common Stock

The Company's common stockholders are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders and are entitled to receive ratably any dividends declared by its board of directors out of legally available funds, after payment of any dividends required on its outstanding preferred stock. Upon liquidation, dissolution or winding up, its common stockholders are entitled to share ratably in all assets that are legally available for distribution, after payment of or provision for all debts and liabilities and any payments with respect to the preferred stock.

Preferred Stock

The Company's board is authorized to issue up to 2,000,000 shares of Series AA, B, C, D, E, F and G Convertible Redeemable Preferred Stock. The following sets forth the material terms of the Preferred Stock outstanding:

 - Series AA Convertible Redeemable Preferred Stock.

Holders are entitled to receive, when, as and if declared by the Company's board, out of funds legally available therefore, dividends at the annual rate of 9.0% of the stated value per share. These dividends are cumulative from the date of original issue and are payable semi-annually on November 30 and May 31 of each year. In the event the Company does not pay such dividends in cash, the Company may elect to pay such dividends in shares of Company Common Stock, valued at the average of the trading price for the 20 consecutive trading days immediately preceding the dividend payment date.

The holders are not entitled to vote upon any matter except as otherwise required by law, and each share of Series AA Preferred Stock is convertible at any time into a number of shares of Company common stock determined by dividing $100 by the conversion price of $2.00.

Commencing on June 1, 2000, the Series AA Preferred Stock may be redeemed in whole or in part by the Company for cash at $100 per share, plus all declared and unpaid dividends thereon. However, the Company may not redeem the Series AA Preferred Stock unless the common stock has had a trading price of not less than 175 percent of the conversion price for 20 consecutive trading days ending not more than two trading days prior to the date of the redemption notice.

With respect to dividend rights and rights upon liquidation, dissolution or winding up, the Series AA Preferred Stock ranks:

   . senior to the common stock, and to all equity securities ranking junior to the Series AA Preferred Stock; and

   . pari passu with all currently outstanding preferred stock of the Company and with shares of any other series of preferred stock to be issued that may be designated to rank pari passu with the Series AA Preferred Stock.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--STOCKHOLDERS' DEFICIT (Continued)

 - Series B Voting Convertible Redeemable Preferred Stock.

Holders are entitled to receive, when, as and if declared by the Company's board, out of funds legally available therefore, dividends at the annual rate of 8.0% of the stated value per share. These dividends are cumulative from the date of original issue and are payable monthly on the last day of each calendar month. In the event the Company is unable to pay such dividends in cash, the Company may pay such dividends in shares of Company common stock, valued at the average of the trading price for the ten consecutive trading days immediately preceding the dividend payment date.

Holders are entitled to vote together with the common stock holders as a single class upon all matters presented to the Company stockholders, with each share being entitled to a number of votes equal to the number of shares of common stock a Series B Preferred Stock holder would be holding on the record date for the relevant stockholders meeting if the Series B Preferred Stock holder had converted such share of Series B Preferred Stock into shares of Company common stock.

Each share of Series B Preferred Stock is convertible at any time into a number of shares of Company common stock determined by dividing $100 by the conversion price of $3.1667. In addition in the event the trading price of the Company common stock is $4.00 or higher for any period of 20 consecutive trading days, then all of the Series B Preferred Stock shall be automatically converted into Company common stock at such conversion price.

The Series B Preferred Stock may be redeemed at any time in whole or in part by Company for cash at $100 per share, plus all declared and unpaid dividends thereon.

With respect to dividend rights and rights upon liquidation, dissolution or winding up, the Series B Preferred Stock ranks:

   . senior to the common stock, and to all equity securities ranking junior to the Series B Preferred Stock; and

   . pari passu with all currently outstanding preferred stock and with shares of any other series of preferred stock to be issued by the Company that may be designated to rank pari passu with the Series B Preferred Stock.

- Series C Convertible Redeemable Preferred Stock.

Holders are not entitled to any dividends unless declared by the Company board at its sole discretion, and the holders are not entitled to vote upon any matter except as otherwise required by law.

Each share of Series C Preferred Stock is convertible at any time into a number of shares of Company common stock determined by dividing $1,000 by the conversion price of $2.00.

The Series C Preferred Stock may be redeemed in whole or in part at any time by the Company for cash at $1,000 per share, plus all declared and unpaid dividends thereon.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--STOCKHOLDERS' DEFICIT (Continued)

With respect to dividend rights and rights upon liquidation, dissolution or winding up, the Series C Preferred Stock ranks:

   . senior to the common stock, and to all equity securities ranking junior to the Series C Preferred Stock; and

   . pari passu with all currently outstanding preferred stock and with shares of any other series of preferred stock to be issued by the Company that may be designated to rank pari passu with the Series C Preferred Stock.

- Series D Convertible Redeemable Preferred Stock.

Holders are not entitled to any dividends unless declared by the Company's board at its sole discretion and holders of are not entitled to vote upon any matter except as otherwise required by law.

Each share is convertible at any time into a number of shares of Company common stock determined by dividing $1,000 by the conversion price of $3.00.

The Series D Preferred Stock may be redeemed in whole or in part at any time by Company for cash at $1,000 per share, plus all declared and unpaid dividends thereon.

With respect to dividend rights and rights upon liquidation, dissolution or winding up, the Series D Preferred Stock ranks:

   . senior to the common stock, and to all equity securities ranking junior to the Series D Preferred Stock; and

   . pari passu with all currently outstanding preferred stock and with shares of any other series of preferred stock to be issued by the Company that may be designated to rank pari passu with the Series D Preferred Stock.

- Series E Convertible Preferred Stock.

Holders are not entitled to any dividends unless declared by the Company board at its sole discretion and holders are not entitled to vote upon any matter except as otherwise required by law.

Each share is convertible at any time into a number of shares of Company common stock determined by dividing $1,000 by the conversion price of $3.00.

The Series E Preferred Stock is not redeemable, except as otherwise required by law.

With respect to dividend rights and rights upon liquidation, dissolution or winding up, the Series E Preferred Stock ranks:

   . senior to the common stock, and to all equity securities ranking junior to the Series E Preferred Stock; and

   . pari passu with all currently outstanding preferred stock and with shares of any other series of preferred stock to be issued by the Company that may be designated to rank pari passu with the Series E Preferred Stock.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--STOCKHOLDERS' DEFICIT (Continued

Redeemable Preferred Stock - The Company at January 31, 2001 and 2000, respectively, has 2,000,000 shares of authorized preferred stock, $.01 par value per share which consists of the following; Series AA Convertible Redeemable Preferred Stock, 4,000 and 5,750 shares issued and outstanding, stated value $100 per share; Series B Voting Convertible Redeemable Preferred Stock, 76,000 shares issued and outstanding, stated value $100 per share; Series C Convertible Redeemable Preferred Stock, 475 and 1,028 shares issued and outstanding, stated value $1000 per share; Series D Convertible Redeemable Preferred Stock, 2,000 shares issued and outstanding, stated value $1000 per share; Series E Convertible Preferred Stock, 1,200 and 1,256 shares issued and outstanding, stated value $1000 per share;

The following summarizes the Company's preferred stock transactions for the three years ended January 31, 2001:

On February 15, 2000, the Company issued 75 shares of the Company's Series C Convertible Redeemable Preferred Stock, $1,000 stated value per share, for services rendered.

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

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 12--STOCKHOLDERS' DEFICIT (Continued)

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

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--STOCKHOLDERS' DEFICIT (Continued)

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

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--STOCKHOLDERS' DEFICIT (Continued)

Preferred Stock Dividends - The Company issued 524,703 shares of the Company's Common Stock to two holders of the Company's Series B Convertible Redeemable Preferred Stock as stock dividends with respect to the Series B Preferred Stock. The stock dividends are issued on a monthly basis commencing in June 1999 through June 2018, unless the two holders convert the preferred stock to common stock. As a result of the bankruptcy filing on August 24, 2000, the accrual of stock dividends stopped.

During fiscal 2000, the Company issued 60,289 shares of the Company's Common Stock to various shareholders as stock dividends with respect to the Company's Series AA Convertible Redeemable Preferred Stock. The stock dividends are issued semi-annually in June and November. No stock dividends were declared during fiscal 2001 with respect to the Series AA Convertible Redeemable Preferred Stock.

Common Stock Warrants - The fair value of the common stock warrants granted during the year ended January 31, 2000 was estimated on the date of the grant utilizing a Black-Scholes pricing model over the expected life of the warrants of 1 year, expected volatility of 70%, risk-free interest rates ranging from 4.45% to 6.19% and a 0% dividend yield.

In December 1999, the Company issued warrants to purchase 2,000,000 shares of the Company's Common Stock, at an exercise price of $.875 per share (1,000,000 shares to Ingram Entertainment and 1,000,000 shares to an officer of the Company). Ingram Entertainment agreed to provide an additional $2 million trade credit to the Company of which up to $1 million was guaranteed by an officer of the Company. Interest expense of $81,772 was recorded as a result of issuance of the warrants.

In May through November 1999, the Company issued warrants to purchase an aggregate of 339,812 shares of the Company's Common Stock, at an exercise price of $2, to several vendors and consultants, for services provided to the Company. Interest expense of $30,105, rent expense of $4,800, labor costs of $1,221, professional expenses of $6,461 and advertising expenses of $100,025 were recorded as a result of issuance of the warrants.

In June 1999, the Company, in conjunction with the issuance of 2000 shares of the Company Series E Convertible Redeemable Preferred Stock, issued warrants to purchase 50,000 share of the Company's Common Stock, at an exercise price of $2, to a supplier. The preferred stock and the detachable warrants were issued in consideration of outstanding trade payable in the amount of $2 million. Interest expense of $45,262 was recorded as a result of the issuance of the warrants.

In April 1999, the Company, in conjunction with a $1.7 million note assumed during the Video Galaxy acquisition, issued warrants to purchase 474,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, to a major supplier. Interest expense of $130,264 was recorded as a result of the issuance of the warrants.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 12--STOCKHOLDERS' DEFICIT (Continued)

In March 1999, the Company, in conjunction with the Video Galaxy acquisition, issued warrants to purchase 500,000 shares of the Company's Common Stock, at an exercise price of $2,00 per share, to a major supplier. Interest expense of $115,941 was recorded as a result of the issuance of the warrants.

In March 1999, the Company, in conjunction with a $3.6 million note assumed by the Company during the acquisitions of Sulpizio One, Old Republic Entertainment, Video Tyme and Videoland, issued warrants to purchase 561,725 shares of the Company's Common Stock at an exercise price of $2.00 per share, to a major supplier. The warrants were issued provided that the supplier extend the terms of a demand note, assumed by the Company, through June 30, 1999. The number of warrants increased on July 1, 1999 to 1,048,451 since the demand note remained outstanding. Interest expense of $288,701 was recorded as a result of the issuance of the warrants.

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

The warrant and option activity of the Company is summarized as follows:

At January 31, 1998, there were 3,947,435 warrants and options outstanding at a weighted average exercise price of $1.47 per share. During the year ended January 31, 1999, 1,756,936 warrants and options were granted and 520,720 were cancelled.

At January 31, 1999, there were 5,183,651 warrants and options outstanding at a weighted average exercise price of $1.59, of which 4,142,265 were exercisable at an average exercise price of $1.36. During the year ended January 31, 2000, 6,985,017 warrants and options were granted, 123,077 were exercised and 466,443 were cancelled.

At January 31, 2000, there were 11,579,148 warrants and options outstanding at a weighted average exercise price of $1.73, of which 8,960,138 were exercisable at an average exercise price of $1.75.

During the year ended January 31, 2001, there was no warrants or options granted and as a result of the bankruptcy filing on August 24, 2000, all warrants and options outstanding will be deemed cancelled.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--STOCKHOLDERS' DEFICIT (Continued)

All stock options issued to employees had an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there was no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the methods of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                                  ---------------------------------
                                                                       Years Ended January 31,
                                                                  ---------------------------------
                                                                      2000                  1999
                                                                  -------------        ------------
Net income (loss)                         As reported             $ (32,765,625)       $     11,134
                                           Pro forma                (33,494,742)           (184,277)
Basic earnings (loss) per share           As reported             $       (2.29)       $       0.00
                                           Pro forma                      (2.31)              (0.01)

There were no options granted during the year ended January 31, 2001.

The fair value of options granted during the year ended January 31, 2000 are estimated on the date of grant utilizing a Black-Scholes pricing model over the expected life of the options ranging from 1 to 5 years, expected volatility of 70%, risk-free interest rate of 5.14%, and a 0% dividend yield. The weighted average fair value of options granted was $0.47.

The fair value of options granted during the year ended January 31, 1999 are estimated on the date of grant utilizing a Black-Scholes pricing model over the expected life of the options ranging from 3 to 5 years, expected volatility of 70%, risk-free interest rates ranging from 4.45% to 5.61%, and a 0% dividend yield. The weighted average fair value of options granted was $0.54.

NOTE 13--MANAGEMENT FEE INCOME

On March 3, 2000, Video City and West Coast Entertainment Corporation ("West Coast") entered into a Management Agreement, pursuant to which Video City would manage and operate West Coast's business until the closing of the proposed merger between Video City and West Coast.

Subsequent to the year end the agreement was terminated (see Note 16).

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--EARNINGS PER SHARE

In fiscal 1999, warrants to purchase 15,000 shares at $1.00, 54,360 shares at $1.03, 724,150 shares at $2.00, 200,000 shares at $2.25, 200,000 shares at
$2.50, and 131,483 shares at $3.04 were outstanding, but were not included in the computations of diluted earnings per share because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.

The following table summarizes the calculation of the Company's basic and diluted earnings per share for 1999:

                                                                         Year ended January 31, 1999
                                                                  -------------------------------------------
                                                                    Income                        Per Share
                                                                    (Loss)           Shares         Amount
                                                                  -----------     ------------    -----------
Basic EPS
---------
Income available to common stockholders:
   Net income                                                     $    11,134       12,091,467    $     0.00
Effect of Dilutive Securities:
   Incremental shares from common stock options, warrants,
     and preferred stock outstanding                                        -        1,336,911             -
                                                                  -----------     ------------    ----------

Diluted EPS
-----------
Income (loss) available to common stockholders                              -                -             -
                                                                  -----------     ------------    ----------

   Net income                                                     $    11,134       13,428,378    $     0.00
                                                                  ===========     ============    ==========

In fiscal 2001 and 2000, all outstanding common stock options, warrants and preferred stock were not included in the computation of diluted earnings per share because the effect of the exercise and/or conversion would have an antidilutive effect on earning per share.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company's financial instruments are as follows:

                                                                     January 31,
                                              ------------------------------------------------------------
                                                         2001                            2000
                                              ----------------------------    ----------------------------
                                               Carrying                        Carrying
                                                Amount        Fair Value        Amount        Fair Value
                                              ------------    ------------    ------------    ------------
       Financial Liabilities:
          Long-Term Debt                      $ 6,790,454     $ 6,790,454     $ 6,796,985       6,796,985
          Senior Secured Revolving
             Credit Facility                  $10,451,429       1,500,000     $ 9,769,574       9,769,574

NOTE 16--SUBSEQUENT EVENTS

Merger: Effective February 13, 2001, West Coast Entertainment director's informed the Company that they were terminating the "Management Agreement" effective immediately, due to the sale of substantially all West Coast Entertainment's remaining 56 Stores and various other assets to Video One Liquidators.

Corporate Office: In February 2001, the Company relocated its corporate offices from 9998 Global Road, 2nd Floor, Philadelphia, Pennsylvania, 19115 to 4800 Easton Drive, Suite 108, Bakersfield, California.

Bankruptcy Filing: The Company and Fleet Retail Finance entered into an agreement ("the Fleet Compromise"), which was approved by the Bankruptcy Court on March 28, 2001. The salient terms of the agreement granted Fleet Retail Finance an allowed claim in the amount of $10,000,000. In full satisfaction of the claim, the Company agreed to make two payments consisting of $1,500,000. The first payment of $1,000,000 was paid on March 28, 2001, and the second payment of $500,000 was made on June 29, 2001 resulting in the full satisfaction of the Allowed Fleet Claim. As a result, the Company will record an extraordinary gain from troubled debt restructuring of $8,951,429 during the second quarter of fiscal 2002. In addition, both parties jointly dismissed the State Court Action with prejudice and Fleet Retail Finance and the Company simultaneously executed a mutual release of any and all claims against the directors, officers, employees and other representatives of each company.

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16--SUBSEQUENT EVENTS (Continued)

In June of 2001, the Company entered into a purchase money security agreement directly with Warner Brothers Home Video. The agreement provides the company with a line of trade credit and 60 day terms for repayment. The company purchases all Warner Brothers product directly from Warner Brothers Home Video, which is then distributed to all Video City's home entertainment retail chain through a third party distributor.

In July 2001 the Company entered into an agreement with Video Products Distributors ("VPD") under which VPD agreed to become the exclusive video distributor for all of Video City's home entertainment retail chain. VPD will provide all videocassettes, DVDs and accessories for rental and sale with the exception of Warner Brothers Home Video product in all locations. As part of this agreement, Video City is receiving a line of trade credit and 90 day terms for payment to VPD.

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common stock shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock are to be issued to preferred shareholders in cancellation of shares of preferred stock outstanding prior to such distribution; and 5,600,000 common shares are to be issued to Video City's creditors. The Company anticipates that approximately all liabilities subject to compromise will receive, in full satisfaction of their claims, shares of common stock of Video City based on the Plan of Reorganization. As part of the Plan, certain Class 4A creditor's had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all Class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain liabilities subject to compromise consist of tax obligations of approximately $1.3 million that are to be paid in cash over five years from the date of assessment.

The Company will issue 7,000,000 shares of new common stock of Reorganized Video City upon completion of the Company's past SEC filings on forms 10Q and 10K and completion of the audit and reviews of the Company's financial statements by it's independent certified public accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIDEO CITY, INC.



                                        By /s/ Timothy L. Ford

                                       _________________________________________
                                        Chief Executive Officer

Date:  February 15, 2002


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date              Signature                 Title
----              ---------                 -----

/s/ Robert Y. Lee                           Chairman of the Board
-------------------------------
February 15, 2002
Robert Y. Lee


/s/ Timothy L. Ford                         Chief Executive Officer
-------------------------------             (Principal Executive Officer)
February 15, 2002
Timothy L. Ford


/s/ Rudolph R. Patino                       Chief Financial Officer
-------------------------------             (Principal Financial and Accounting
February 15, 2002                            Officer)

Rudolph R. Patino


/s/ David A. Ballstadt                      Director
-------------------------------
February 15, 2002
David A. Ballstadt


/s/ Barry L. Collier                        Director
-------------------------------
February 15, 2002
Barry L. Collier


/s/ Gerald W.B. Weber                       Director
--------------------------------
February 15, 2002
Gerald W.B. Weber