Form 10-Q
period 2001-04-30
VIDEO CITY INC
filed 2002-02-15
CIK 773135

================================================================================
                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             _______________________

                                    Form 10-Q

                             _______________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001
                                                 --------------

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

                              _______________________

       Registrant's telephone number, including area code: (661) 634-9171

________________________________________________________________________________
                                     Page 1

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes -- No ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         The number of shares of Common Stock outstanding as of January 20, 2002 was 16,442,662.

________________________________________________________________________________
                                     Page 2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 April 30,        January 31,
                                                                                    2001             2001
                                                                                -------------     ------------
                                                                                (Unaudited)        (Audited)
          ASSETS
          Current assets:

           Cash ...............................................................   $  534,880      $ 1,046,164
           Customer receivables ...............................................      433,478          433,024
           Other receivable ...................................................       38,941          946,655
           Merchandise inventory. .............................................      871,712          965,025
           Other ..............................................................       61,228               --
                                                                                -------------     ------------
               Total current assets ...........................................    1,940,239        3,390,868

          Rental library, net .................................................    2,674,225        3,012,387
          Property and equipment, net .........................................    1,406,248        1,525,409
          Goodwill ............................................................    1,881,375        1,912,713
          Other assets ........................................................      258,468          256,011
                                                                                -------------     ------------
               Total assets ...................................................   $8,160,555      $10,097,388
                                                                                =============     ============

           See accompanying notes to consolidated financial statements

________________________________________________________________________________
                                     Page 3

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS

                                                                                             April 30,        January 31,
                                                                                               2001               2001
                                                                                           --------------    -------------
                                                                                             (Unaudited)       (Audited)
          LIABILITIES NOT SUBJECT TO COMPROMISE
          Current liabilities:
            Accounts payable.............................................................  $      55,046     $     215,724
            Accrued Expenses ............................................................      1,056,979         1,041,134
            Current portion of long-term debt ...........................................             --                --
                                                                                           --------------    --------------
               Total current liabilities. ...............................................      1,112,025         1,256,858
            Other liabilities ...........................................................         41,537            45,526
                                                                                           --------------    --------------
          Total liabilities Not Subject to Compromise ...................................      1,153,562         1,302,384
                                                                                           --------------    --------------

          LIABILITIES SUBJECT TO COMPROMISE
          Accounts payable ..............................................................     26,421,793        26,443,937
          Senior secured revolving credit facility ......................................      9,451,429        10,451,429
          Notes payable .................................................................      6,790,454         6,790,454
          Accrued interest ..............................................................      1,004,342         1,004,342
          Other liabilities .............................................................      1,625,759         1,628,690
                                                                                           --------------    --------------
               Total Liabilities Subject to Compromise ..................................     45,293,777        46,318,852
                                                                                           --------------    --------------
          Total Liabilities .............................................................     46,447,339        47,621,236
          STOCKHOLDERS' DEFICIT:
            Preferred stock .............................................................      6,292,135         6,292,135
            Common stock, $.01 par value per share, 30,000,000 shares authorized;
             16,442,662  shares issued and outstanding at April 30, 2001 and 16,442,662
             shares issued and outstanding at January 31, 2001 ..........................        164,427           164,427
            Additional paid-in capital ..................................................     13,576,968        13,576,968
            Accumulated deficit .........................................................    (58,320,314)      (57,557,378)
                                                                                           --------------    --------------
               Total stockholders' deficit...............................................    (38,286,784)      (37,523,848)
                                                                                           --------------    --------------
          Total liabilities and stockholders' deficit ...................................  $   8,160,555     $  10,097,388
                                                                                           ==============    ==============

           See accompanying notes to consolidated financial statements

________________________________________________________________________________
                                     Page 4

                                VIDEO CITY, INC.
                            DEBTOR - IN - POSSESSION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                               April 30,        April 30,
                                                                                                 2001             2000
                                                                                            ------------      ------------
          REVENUES:
            Rental revenues and product sales ........................................      $  4,670,119      $  8,186,084
            Management fee income ....................................................             7,143         1,316,000
                                                                                            ------------      ------------
          TOTAL REVENUES .............................................................         4,677,262         9,502,084
                                                                                            ------------      ------------

          OPERATING COSTS AND EXPENSES:
            Store operating expenses .................................................         2,551,351         4,518,435
            Amortization of rental library ...........................................         1,427,481         1,992,125
            Cost of product sales ....................................................           492,416         1,524,372
            Cost of leased product ...................................................            23,420           464,177
            Restructuring ............................................................                --         1,564,000
            General and administrative expenses ......................................           786,303         2,246,196
                                                                                            ------------      ------------
          TOTAL OPERATING COSTS AND EXPENSES .........................................         5,280,971        12,309,305

          Loss from operations before reorganization items ...........................          (603,709)       (2,807,221)
          Other (Income) expense
            Interest expense, net (contractual interest $507,000) ....................                --           579,407
            Other ....................................................................          (132,380)               --
                                                                                            ------------      ------------
          Loss before reorganization items ...........................................          (471,329)       (3,386,628)
          Reorganization items
            Professional fees ........................................................           239,011                --
            Relocation of Corporate Office ...........................................            52,596                --
                                                                                            ------------      ------------
          Net Loss before Dividends ..................................................          (762,936)       (3,386,628)
                                                                                            ============      ============
          Dividends on preferred stock ...............................................                --          (152,000)
                                                                                            ------------      ------------
          Net loss applicable to common shareholders .................................          (762,936)       (3,538,628)
                                                                                            ============      ============

          Loss per common share data:
             Basic and Diluted Loss Per Share ........................................      $      (0.05)     $      (0.22)
          Weighted average number of common shares outstanding
             Basic and Diluted .......................................................        16,442,662        15,979,313

           See accompanying notes to consolidated financial statements

________________________________________________________________________________
                                     Page 5

                                VIDEO CITY, INC.

                            DEBTOR - IN - POSSESSION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Three Months Ended
                                                                                                         April 30,        April 30,
                                                                                                           2001             2000
          Increase (Decrease) in cash
          Cash flows from operating activities:
          Net Loss before Dividends ...........................................................          (762,936)       (3,386,628)
          Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

            Depreciation and amortization .....................................................         1,587,150         2,557,968
            Issuance of stock for services and inventory ......................................                --            75,000
            Preferred stock issued in satisfaction of Liabilities .............................                             112,500
          Changes in assets and liabilities, net of effects of acquisitions:
            Decrease (increase) in customer receivables .......................................              (454)          106,711
            Decrease in other receivables .....................................................           907,714                --
            Decrease in merchandise inventories ...............................................            93,313           667,982
            Increase in other assets ..........................................................           (67,185)         (981,713)
            Increase (decrease) in accounts payable and liabilities subject to compromise......          (182,822)        1,253,362
            Increase in accrued expenses and liabilities subject to compromise ................            15,845         1,526,785
            Decrease in other liabilities and liabilities subject to compromise ...............            (6,920)               --
                                                                                                   --------------      ------------
          Net cash provided by operating activities ...........................................         1,583,705         1,931,967
                                                                                                   --------------      ------------
          Cash flows from investing activities:
            Purchases of videocassette rental library, ........................................        (1,089,199)       (1,884,456)
            Purchases of fixed assets .........................................................            (5,790)         (143,968)
                                                                                                   --------------      ------------
          Net cash (used in) investing activities .............................................        (1,094,989)       (2,028,424)
                                                                                                   --------------      ------------
            Cash flows from financing activities:
            Repayment of pre-petition long-term debt ..........................................                --            (6,531)
            Repayment of notes payable ........................................................                --                --
            Proceeds from borrowings (repayments) under credit facility .......................        (1,000,000)          347,931
                                                                                                   --------------      ------------
          Net cash provided by (used in) financing activities .................................        (1,000,000)          341,400
                                                                                                   --------------      ------------
          Net increase (decrease) in cash .....................................................          (511,284)          244,943
          Cash at beginning of  period ........................................................         1,046,164            24,316
                                                                                                   --------------      ------------

          Cash at end of period ...............................................................    $      534,880      $    269,259
                                                                                                   ==============      ============

           See accompanying notes to consolidated financial statements

________________________________________________________________________________
                                     Page 6

                                VIDEO CITY, INC.
                            DEBTOR - IN - POSSESSION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                           April 30,       April 30,
                                                                             2001            2000
                                                                          ----------      ----------
    Supplementary disclosures of cash flow information
    Cash Paid For:
      Interest........................................................  $       --      $  356,467
      Reorganization items ...........................................     160,886              --

    Non-cash investing and financing activities:
      Common Stock issued for professional services ..................          --          75,000
      Preferred stock issued in satisfaction of liabilities ..........          --         112,500

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

The consolidated balance sheet as of April 30, 2001, the consolidated statement of operations for the three months ended April 30, 2001 and 2000, and the consolidated statement of cash flows for the three months ended April 30, 2001 are unaudited and have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor-in-possession financing agreements, confirmation of a plan of reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flow from operations to meet its obligations.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of April 30, 2001, the results of operations for the three months ended April 30, 2001 and 2000, and cash flows for the three months ended April 30, 2001 and 2000. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2001.

________________________________________________________________________________
                                     Page 8

The accompanying consolidated balance sheets as of January 31, 2001 and April 30, 2001 segregates liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as liabilities arising subsequent to filing bankruptcy. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different that those presented herein.

Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filing and proceedings, which are required to be expensed as incurred.

2. Restructuring Costs

The Company incurred $1.6 million in restructuring costs during the period ending April 30, 2000, consisting of severance obligations to employees of approximately $950,000, lease liability for the former executive offices in Torrance, California of approximately $100,000, moving expenses of the corporate office of approximately $80,000 and non-cash write down of the related leasehold improvements of approximately $430,000. These costs are related to the Company's effort to improve the performance of its operations and streamline its corporate expenses after entering into the Management Agreement and in anticipation of the proposed merger between the Company and West Coast Entertainment Corporation. The merger agreement was subsequently terminated and the merger did not occur.

3. Bankruptcy

On August 17, 2000, Fleet Retail Finance purported to accelerate the outstanding indebtedness under the Company's secured credit facility with Fleet Retail Finance. Fleet Retail Finance also initiated an action in the Massachusetts State Court to recover the sums allegedly due under the credit facility and obtained a temporary order requiring that the Company deposit its cash receipts into designated Fleet Retail Finance accounts. Additionally, the Company filed a complaint against Fleet Retail Finance and certain other defendants seeking damages in excess of $25,000,000 million. The Complaint alleges fraud, breach of contract, breach of the covenant of good faith and fair

________________________________________________________________________________
                                     Page 9
dealing, intentional interference with contractual relations, intentional interference with advantageous relations, violation of the Racketeer Influenced and Corrupt Organizations Act and violation of applicable provisions of Massachusetts state law.

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

________________________________________________________________________________
                                     Page 10

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

5. Use of Estimates

In addition to the uncertainties related to the Chapter 11 proceedings, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

6. Significant Developments

In July 2000, the Company sold 2 stores and recorded a loss of approximately $199,000. On September 27, 2000 the Company obtained approval from the United States Bankruptcy Court to reject the leases on 17 under performing store locations and liquidate the assets. The Assets were sold to Video One Liquidators at the aggregate net liquidation price of $508,760. The Company reorganized loss on sale of approximately $2.2 million during the third quarter ended October 31, 2000. During the fourth quarter of fiscal 2001, the Company sold an additional 14 stores and recorded a loss of approximately $1.3 million, which included approximately $1.25 million of unamortized goodwill.

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

In February 2001, the Company relocated its corporate offices from 9998 Global Road, 2/nd/ Floor, Philadelphia, Pennsylvania, 19115 to 4800 Easton Drive, Suite 108, Bakersfield, California.

The Company and Fleet Retail Finance entered into an agreement ("the Fleet Compromise"), which was approved by the Court on March 28, 2001. The salient terms of the agreement granted Fleet Retail Finance an allowed claim in the amount of $10,000,000. In full satisfaction of the claim, the Company agreed to make two payments consisting of $1,500,000. The first payment of $1,000,000 was paid on March 28, 2001 and the second payment of $500,000 was made on June 29, 2001 resulting in the full satisfaction of the Allowed Fleet Claim. As a result, the Company will record an extraordinary gain from trouble debt restructuring of $8,951,429 during the second quarter of fiscal 2002. In addition, both parties jointly dismissed the State Court Action with prejudice and Fleet Retail Finance and the Company simultaneously executed a mutual release of any and all claims against the directors, officers, employees and other representatives of each company.

7. Subsequent Events

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

________________________________________________________________________________
                                     Page 12

Video product in all locations. As part of this agreement, Video City is receiving a line of trade credit and 90 day terms for repayment to VPD.

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock are to be issued in cancellation of all shares of preferred stock outstanding prior to such distribution to preferred shareholders; and 5,600,000 shares of common stock are to be issued to Video City's creditors. The Company anticipates that all liabilities subject to compromise will receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan certain class 4A creditors had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain liabilities subject to compromise consist of tax obligations of approximately $1.3 million that are to be paid in cash over five years from date of assessment.

The Company will issue the 7,000,000 shares of new common stock of reorganized Video City upon completion of the Company's past SEC filing on forms 10Q and 10K and completion of the audit and reviews of the Company's financial statements by its independent certified public accountants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or

________________________________________________________________________________
                                    Page 13
achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

As described in Note 1 to the unaudited consolidated financial statements, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on August 24, 2000.

Results of Operations

Three months ended April 30, 2001 compared to the three months ended April 30, 2000.

Revenues

Rental revenue and product sales for the three months ended April 30, 2001 totaled $4.7 million compared to $8.2 million for the three months ended April 30, 2000. Revenue decreased by $3.5 million or 43% for the three months ended April 30, 2001 as compared to the three months ended April 30, 2000. The decreased revenues were primarily attributable to the sale, liquidation and closing of 30 stores during the previous nine months, including 28 stores which were sold or closed as part of the Company's Chapter 11 reorganization plan. In addition, the Company was operating in Chapter 11 Bankruptcy for the entire quarter, which reduced the working capital available for product purchases. The Company had management fee income of $7,000 for the three months ended April 30, 2001 as compared to $1.3 million for the 3 months ended April 30, 2000, related to the "Management Agreement" entered into with West Coast Entertainment Corporation on March 3, 2000 and terminated on February 13, 2001.

Store Operating Expenses

Store operating expenses for the three months ended April 30, 2001 totaled $2.6 million compared to $4.5 million for the three months ended April 30, 2000. Store operating expenses decreased by $1.9 million or 42% for the three

________________________________________________________________________________
                                    Page 14
months ended April 30, 2001 as compared to the corresponding period of the previous year. The decreased store expenses were primarily attributable to the sale, liquidation and closing of 30 stores during the previous nine months, including 28 stores which were sold or closed as part of the Company's Chapter 11 reorganization plan. Store operating expenses as a percentage of rental revenues and product sales were 55% for the three months ended April 30, 2001 compared to 55% for the corresponding period of 2000.

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory for the three months ended April 30, 2001 totaled $1.4 million compared to $2.0 million for the three months ended April 30, 2000. Amortization decreased by $0.6 million or 25% for the three months ended April 30, 2001 as compared to the corresponding period of the previous year. The decreased amortization was primarily attributable to the sale, liquidation and closing of 30 stores during the previous nine months, including 28 stores which were sold or closed as part of the Company's Chapter 11 reorganization plan. This was partially offset due to the Company purchasing product at a higher cost, due to the Company not leasing product under studio revenue sharing agreements due to the Chapter 11 filing. Amortization of videocassette rental inventory as a percentage of rental revenue and product sales were 30% for the three months ended April 30, 2001 compared to 24% for the corresponding period of 2000.

Cost of Product Sales

Cost of product sales for the three months ended April 30, 2001 totaled $0.5 million, compared to $1.5 million for the three months ended April 30, 2000. Cost of product sales decreased by $1.0 million or 67% for the three months ended April 30, 2001 as compared to the corresponding periods of the previous year. The decrease in cost of product sales was primarily attributable to the sale, liquidation and closing of 30 stores during the previous nine months, including 28 stores which were sold or closed as part of the Company's Chapter 11 reorganization plan. In addition, the Company lacked adequate working capital during the fiscal year to purchase adequate sell thru products. Cost of product sales as a percentage of rental revenues and product sales, was 11% for the three months ended April 30, 2001, compared to 19% for the same period of 2000.

________________________________________________________________________________
                                    Page 15

Cost of Leased Product

Cost of leased product for the three months ended April 30, 2001 totaled $23,000 compared to $500,000 for the three months ended April 30, 2000. Cost of leased product decreased by $477,000 or 95% for the three months ended April 30, 2001 as compared to the corresponding period of the previous year. Cost of leased product as a percentage of rental revenues and product sales, was 1% for the three months ended April 30, 2001, compared to 6% for the same period of 2000. The decrease was primarily due to the Company not leasing product under studio revenue sharing agreements beginning August 24, 2000 due to the Chapter 11 Bankruptcy filing.

Restructuring Costs

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

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2001 totaled $0.8 million compared to $2.2 million for the three months ended April 30, 2000. General and administrative expenses decreased by $1.4 million or 64% for the three months ended April 30, 2001 as compared to the corresponding period of the previous year. The decrease in general and administrative expenses was primarily attributable to the company reduction in employee salaries and related cost savings that resulted from the moving of the Company's corporate headquarters

________________________________________________________________________________
                                    Page 16
from Philadelphia, Pennsylvania to Bakersfield, California in February 2001 and the monitoring of costs during the bankruptcy period. In addition, the Company incurred additional costs for professional services and travel expenses in connection with the "Management Agreement" during the three months ended April 30, 2000, that were not incurred in the current period.

Interest Expense

The Company incurred no Interest Expense for the three months ended April 30, 2001 compared to $0.6 million for the three months ended April 30, 2000. The decrease in interest expense is reflective of the discontinuance of recording interest expense on unsecured and partially secured prepetition debt subject to compromise.

Other Income

The Company had other income of $132,380 for the three months ended April 30, 2001, compared to $0 for the three months ended April 30, 2000. Other income was composed mainly of miscellaneous vendor royalty payments and collection of previous period late fees.

Reorganization items

Reorganization items expense was $291,607 for the period ended April 30, 2001. It consisted of professional fees and corporate relocation expenses directly related the Company's Chapter 11 reorganization plan. The company had no reorganization items expense in the prior year due to the Company did not file for Chapter 11 Bankruptcy until August 24, 2000.

Income Taxes

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax asset at April 30, 2001.

________________________________________________________________________________
                                    Page 17

Liquidity and Capital Resource

The Company funds its short-term working capital needs, including the purchase of videocassettes and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future videocassette and other inventory purchases and other working capital needs for its existing stores.

Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during the fiscal year ended January 31, 2002.

On December 29,1998, the Company entered into a Senior Secured Revolving Credit Facility agreement (the "Credit Facility") with BankBoston/Fleet Retail Finance to be used for working capital purposes and capital expenditures. The Credit facility was scheduled to mature on December 29, 2001. On September 23, 1999, the Company entered into a forbearance agreement with BankBoston/Fleet Retail Finance that amended the terms if the Loan Agreement, revised the financial performance covenants of the Loan Agreement and contained weekly covenant requirements. In November 1999, the Company did not meet the financial performance covenants as set forth in the forbearance agreement. During the fiscal year ended January 31, 2000, the Company did not meet certain of the financial covenants as required by the credit facility. On March 9, 2000, the Company entered into a second forbearance agreement that limited the Credit Facility to $10,750,000 and revised the financial covenant requirements.

________________________________________________________________________________
                                    Page 18

On August 24, 2000, as a result if the Fleet retail Finance action to accelerate payment of the outstanding indebtedness under the Company's secured credit facility, the Company filed a voluntary petition in the United States Bankruptcy Court seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

The Company and Fleet Retail Finance entered into a compromise agreement which was approved by the Bankruptcy Court on March 28, 2001 under which the outstanding debt to Fleet Retail Finance was settled in full satisfaction by the payment of $1,500,000.

Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be subsequently altered and, as to some classes, eliminated. The Company believes that the sources of capital described above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 2002; however, no assurance can be given with respect to the Company's liquidity.

During the Debtor-in-Possession period the Company's supply vendors require all purchases of inventory be made by cash in advance. There can be no assurance however, that future cash from operations will be sufficient to fund future videocassette, DVD and inventory purchases.

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

________________________________________________________________________________
                                     Page 19

Video product in all locations. As part of this agreement, Video City is receiving a line of trade credit and 90 day terms for repayment to VPD.

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock are to be issued in cancellation of all shares of preferred stock outstanding prior to such distribution to preferred shareholders; and 5,600,000 shares of common stock are to be issued to Video City's creditors. The Company anticipates that all liabilities subject to compromise will receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan certain class 4A creditors had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain liabilities subject to compromise consist of tax obligations of approximately 1.3 million that are to be paid in cash over five years from date of assessment

Cash Flows

Three months Ended April 30, 2001 Compared to the Three months Ended April 30, 2000

The decrease in net cash provided by operating activities of $0.3 million for the three months ended April 30, 2001 compared to the three months ended April 30, 2000 was primarily due to an decrease in other receivables and merchandise inventories, partially offset by an increase in other assets and a decrease in accounts payable. Net cash used in investing activities decreased by $0.9 million for the three months ended April 30, 2001 compared to the three months ended April 30, 2000 primarily due to a decrease in purchases of videocassette rental inventory and fixed assets resulting from the reduction in the number of stores. Net cash provided by and used in financing activities decreased $1.3 million for the three months ended April 30, 2001 compared to the three months ended April 30, 2000 primarily due to the repayment to Fleet Retail Finance of $1.0 million per the Fleet Compromise agreement.

________________________________________________________________________________
                                     Page 20

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

On August 24, 2000, as a result of Fleet Retail Finance Retail action to accelerate payment of the outstanding indebtedness under the Company's secured credit facility, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The company is in possession of its properties and assets and continues to operate with its existing directors and officers as a Debtor-in-Possession. As

________________________________________________________________________________
                                     Page 21
debtors-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court.

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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

The Company operated under certain forbearance agreements with their Senior Lender, Fleet Retail Finance (formerly BankBoston), during the quarter ended April 30, 2001 and was not in compliance with the financial performance covenants as set forth in the forbearance agreements.

Pursuant to the provisions of the Bankruptcy Code, as of the petition date actions to collect pre-petition indebtedness owed by the Company are stayed and other pre-petition contractual obligations may not be enforced against the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

________________________________________________________________________________
                                     Page 22

    None

(b) Reports on Form 8-K

    None

________________________________________________________________________________
                                     Page 23

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

                                                     Video City, Inc
                                                     ---------------
                                                       (Registrant)

                   February 15, 2002                /S/ Timothy L. Ford
                                                    -------------------
                                                      Timothy L. Ford
                                                  Chief Executive Officer
                                               (Principal Executive Officer)
                                               -----------------------------

                   February 15, 2002
                                                   /S/ Rudolph R. Patino
                                                   ---------------------
                                                     Rudolph R. Patino
                                                  Chief Financial Officer
                                               (Principal Financial Officer)
                                               -----------------------------

________________________________________________________________________________
                                     Page 24