Form 10-Q
period 2001-07-31
VIDEO CITY INC
filed 2002-02-15
CIK 773135

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

                  For the quarterly period ended July 31, 2001
                                                 -------------

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

                                 ---------------

       Registrant's telephone number, including area code: (661) 634-9171


--------------------------------------------------------------------------------
                                     Page 1

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         The number of shares of Common Stock outstanding as of January 20, 2002 was 16,442,662.

--------------------------------------------------------------------------------
                                     Page 2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS

                                                   July 31,        January 31,
                                                     2001             2001
                                                 -------------     ------------
                                                 (Unaudited)        (Audited)
ASSETS
Current assets:
  Cash. .......................................    $  211,432      $ 1,046,164
  Customer receivables ........................       427,559          433,024
  Other receivable ............................            --          946,655
  Merchandise inventory. ......................       699,861          965,025
  Other .......................................        19,099               --
                                                 -------------     ------------
     Total current assets .....................     1,357,951        3,390,868

Rental library, net ...........................     2,628,454        3,012,387
Property and equipment, net ...................     1,365,387        1,525,409
Goodwill ......................................     1,850,037        1,912,713
Other assets ..................................       285,114          256,011
                                                 -------------     ------------
     Total assets .............................    $7,486,943      $10,097,388
                                                 =============     ============


           See accompanying notes to consolidated financial statements

________________________________________________________________________________
                                     Page 3

                                VIDEO CITY, INC.
                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   July 31,          January 31,
                                                                                     2001               2001
                                                                                 --------------     -------------
                                                                                   (Unaudited)        (Audited)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities:
  Accounts payable ............................................................. $     727,949      $    215,724
  Accrued Expenses .............................................................     1,412,133         1,041,134

                                                                                 --------------     -------------
     Total current liabilities .................................................     2,140,082         1,256,858
  Other liabilities ............................................................        37,546            45,526
                                                                                 --------------     -------------
Total liabilities Not Subject to Compromise ....................................     2,177,628         1,302,384
                                                                                 --------------     -------------

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable ...............................................................    26,421,793        26,443,937
Senior secured revolving credit facility .......................................            --        10,451,429
Notes payable ..................................................................     6,691,655         6,790,454
Accrued interest ...............................................................       998,770         1,004,342
Other liabilities ..............................................................     1,622,829         1,628,690
                                                                                 --------------     -------------
     Total Liabilities Subject to Compromise ...................................    35,735,047        46,318,852
                                                                                 --------------     -------------
Total Liabilities ..............................................................    37,912,675        47,621,236
STOCK HOLDERS' DEFICIT
  Preferred stock ..............................................................     6,292,135         6,292,135
  Common stock, $.01 par value per share, 30,000,000 shares authorized;
   16,442,662  shares issued and outstanding at July 31, 2001 and 16,442,662
   shares issued and outstanding at January 31, 2001 ...........................       164,427           164,427
  Additional paid-in capital ...................................................    13,576,968        13,576,968
  Accumulated deficit ..........................................................   (50,459,262)      (57,557,378)
                                                                                 --------------     -------------
     Total stockholders' deficit ...............................................   (30,425,732)      (37,523,848)
                                                                                 --------------     -------------
Total liabilities and stockholders' deficit .................................... $   7,486,943      $ 10,097,388
                                                                                 ==============     =============

           See accompanying notes to consolidated financial statements


--------------------------------------------------------------------------------
                                     Page 4

                                VIDEO CITY, INC.
                            DEBTOR - IN - POSSESSION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended               Six Months Ended
                                                              July 31,        July 31,        July 31,         July 31,
                                                                2001            2000            2001             2000
                                                            -------------   -------------   --------------   -------------
REVENUES:
  Rental revenues and product sales .......................  $ 4,448,342    $  7,677,944    $   9,118,461    $ 15,864,025
  Management fee income ...................................           --       1,207,830            7,143       2,523,830
                                                            -------------   -------------   --------------   -------------
TOTAL REVENUES ............................................    4,448,342       8,885,774        9,125,604      18,387,855
                                                            -------------   -------------   --------------   -------------

OPERATING COSTS AND EXPENSES:
  Store operating expenses ................................    2,729,954       4,638,515        5,281,305       9,156,946
  Amortization of rental library ..........................    1,366,253       3,039,823        2,793,734       5,031,947
  Cost of product sales ...................................      516,287       1,171,130        1,008,703       2,695,506
  Cost of leased product ..................................       18,022         384,351           41,442         848,528
  Restructuring. ..........................................           --              --               --       1,564,000
  General and administrative expenses .....................      723,924       2,265,441        1,510,227       4,511,635
                                                            -------------   -------------   --------------   -------------
TOTAL OPERATING COSTS AND EXPENSES ........................    5,354,440      11,499,260       10,635,411      23,808,562

Loss from operations before reorganization items ..........     (906,098)     (2,613,486)      (1,509,807)     (5,420,707)
Other (Income) expense
  Loss on sale of assets ..................................           --         199,373               --         199,373
  Interest expense, net (contractual interest
  $398,000 and $905,000) ..................................       12,500         626,710           12,500       1,206,117
  Other ...................................................       22,484         (10,571)        (109,896)        (10,571)
                                                            -------------   -------------   --------------   -------------
Loss before reorganization items ..........................     (941,082)     (3,428,998)      (1,412,411)     (6,815,626)
Reorganization items ......................................
  Professional fees .......................................      178,566              --          417,577              --
  (Gain) Loss on sale of assets ...........................      (34,600)             --          (34,600)             --
  Relocation of Corporate Office ..........................        5,329              --           57,925              --
                                                            -------------   -------------   --------------   -------------
Net Loss before extraordinary item ........................   (1,090,377)     (3,428,998)      (1,853,313)     (6,815,626)
Extraordinary item - Troubled debt restructuring
gain, net of tax of $0 (Note 6) ...........................    8,951,429             ---        8,951,429             ---
                                                            -------------   -------------   --------------   -------------
Net income (loss) before dividends ........................    7,861,052      (3,428,998)       7,098,116      (6,815,626)
Dividends on preferred stock ..............................          ---        (170,142)             ---        (322,142)
                                                            -------------   -------------   --------------   -------------
Net Income (loss) attributable to common shareholders .....  $ 7,861,052    $ (3,599,140)   $   7,098,116    $ (7,137,768)
                                                            =============   =============   ==============   =============

Basic and diluted loss per common share before
extraordinary item ........................................  $     (0.07)   $      (0.22)   $       (0.11)   $      (0.44)
Basic and diluted income per common share from
extraordinary item ........................................  $      0.54    $        ---    $        0.54    $        ---
Basic and diluted net income (loss) per common share ......  $      0.48    $      (0.22)   $        0.43    $      (0.44)
Weighted average number of common shares outstanding
basic and diluted .........................................   16,442,662      16,378,359       16,442,662      16,159,038

           See accompanying notes to consolidated financial statements

________________________________________________________________________________
                                     Page 5

                                VIDEO CITY, INC.

                            DEBTOR - IN - POSSESSION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                July 31,         July 31,
                                                                                  2001             2000
Increase (Decrease) in cash
Cash flows from operating activities:
Net Income (loss) before dividends .........................................   $ 7,098,116     $ (6,815,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation and amortization ............................................     3,088,274        6,141,861
  Forgiveness of bank debt .................................................    (8,951,429)              --
  Satisfaction of debt through sale of store ...............................      (104,371)              --
  Issuance of stock for services and inventory .............................            --          187,500
  (Gain) Loss on sale of asset .............................................       (34,600)         199,373

Changes in assets and liabilities, net of effects of acquisitions:
  Decrease (increase) in customer receivables ..............................         5,465          365,819
  Decrease in other receivables ............................................       946,655               --
  Decrease (increase) in merchandise inventories ...........................       265,164          594,805
  Increase in other assets .................................................       (55,202)      (1,241,859)
  Increase in accounts payable and liabilities subject to compromise .......       588,373        2,577,029
  Increase (decrease) in accrued expenses and liabilities subject
   to compromise ...........................................................       370,999        1,320,363
  Decrease in other liabilities and liabilities subject to compromise ......       (13,841)              --
                                                                              -------------    -------------
Net cash provided by operating activities ..................................     3,203,603        3,329,265
                                                                              -------------    -------------
Cash flows from investing activities:
  Purchases of videocassette rental library ................................    (2,506,636)      (4,423,265)
  Purchases of fixed assets ................................................       (67,777)        (158,513)
  Proceeds from sale of assets .............................................       134,370           28,434
                                                                              -------------    -------------
Net cash used in investing activities ......................................    (2,440,043)      (4,553,344)
                                                                              -------------    -------------
  Cash flows from financing activities:
  Repayment of long-term debt ..............................................            --           (6,531)
  Proceeds from borrowings (repayments) under credit facility ..............            --        2,087,275
  Repayment of notes payable liability subject to compromise ...............    (1,598,292)              --
                                                                              -------------    -------------
Net cash provided by (used in) financing activities ........................    (1,598,292)       2,080,744
                                                                              -------------    -------------
Net increase (decrease) in cash ............................................      (834,732)         856,665
Cash at beginning of period ................................................     1,046,164           24,316
                                                                              -------------    -------------
Cash at end of period ......................................................    $  211,432     $    880,981
                                                                              =============    =============


           See accompanying notes to consolidated financial statements

________________________________________________________________________________
                                     Page 6

                                VIDEO CITY, INC.
                            DEBTOR - IN - POSSESSION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                       July 31,         July 31,
                                                                                         2001             2000
                                                                                      -----------      ----------

                   Supplementary disclosures of cash flow information
                   Cash Paid For:
                     Interest .....................................................    $   12,500       $ 651,225
                     Reorganization items .........................................       228,061              --

                   Non-cash investing and financing activities:
                     Troubled debt restructuring ..................................     8,951,429              --
                     Satisfaction of debt through sale of store ...................       104,371              --
                     Common Stock issued for professional services ................            --         112,500
                     Preferred stock issued in satisfaction of liabilities ........            --          75,000
                     Preferred stock dividends ....................................            --         322,142

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

The consolidated balance sheet as of July 31, 2001, the consolidated statement of operations for the three and six months ended July 31, 2001 and 2000, and the consolidated statement of cash flows for the six months ended July 31, 2001 are unaudited and have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor-in-possession financing agreements, confirmation of a plan of reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flow from operations to meet its obligations.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of July 31, 2001, the results of operations for the three and six months ended July 31, 2001 and 2000, and cash flows for the six months ended July 31, 2001 and 2000. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2001.

________________________________________________________________________________
                                     Page 8

The accompanying consolidated balance sheets as of January 31, 2001 and July 31, 2001 segregates liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different that those presented herein.

Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filing and proceedings, which are required to be expensed as incurred.

2. Restructuring Costs

The Company incurred $1.6 million in restructuring costs during the period ending July 31, 2000, consisting of severance obligations to employees of approximately $950,000, lease liability for the former executive offices in Torrance, California of approximately $100,000, moving expenses of the corporate office of approximately $80,000 and non-cash write down of the related leasehold improvements of approximately $430,000. These costs are related to the Company's effort to improve the performance of its operations and streamline its corporate expenses after entering into the Management Agreement and in anticipation of the proposed merger between the Company and West Coast Entertainment Corporation. The merger agreement was subsequently terminated and the merger did not occur.

3. Bankruptcy

On August 17, 2000, Fleet Retail Finance purported to accelerate the outstanding indebtedness under the Company's secured credit facility with Fleet Retail Finance. Fleet Retail Finance also initiated an action in the Massachusetts State Court to recover the sums allegedly due under the credit facility and obtained a temporary order requiring that the Company deposit its cash receipts into designated Fleet Retail Finance accounts. Additionally, the Company filed a complaint against Fleet Retail Finance and certain other defendants seeking damages in excess of $25,000,000. The Complaint alleges fraud, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with advantageous relations, violation of

________________________________________________________________________________
                                     Page 9
the Racketeer Influenced and Corrupt Organizations Act and violation of applicable provisions of Massachusetts state law.

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

4. Earnings Per Share

________________________________________________________________________________
                                    Page 10

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

Common stock options, warrants, and preferred stock were not included in the computations of diluted earnings per share because they have been cancelled as a result of the Bankruptcy filing on August 24, 2000 and the subsequent Plan of Reorganization.

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

6. Significant Developments

In July 2000, the company sold 2 stores and recorded a loss of approximately $199,000. On September 27, 2000, the Company obtained approval from the United States Bankruptcy Court to reject the leases on 17 under-performing store locations and liquidate the assets. The assets were sold to Video One Liquidators at the aggregate net liquidation price of $508,760. The Company recognized a loss on sale of approximately $2.2 million during the third quarter ended October 31, 2000. During the fourth quarter of fiscal 2001, the Company sold and additional 11 stores and recorded a loss of approximately $1.3 million, which included approximately $1.25 million of unamortized goodwill.

Effective February 13, 2001 West Coast Entertainment director's informed the Company that they were terminating the "Management Agreement" effective immediately, due to the sale of substantially all West Coast Entertainment's remaining 56 Stores and various other assets to Video One Liquidators.

________________________________________________________________________________
                                    Page 11

In February 2001, the Company relocated its corporate offices from 9998 Global Road, 2nd Floor, Philadelphia, Pennsylvania, 19115 to 4800 Easton Drive, Suite 108, Bakersfield, California, 93309.

The Company and Fleet Retail Finance entered into an agreement ("the Fleet Compromise"), which was approved by the Court on March 28, 2001. The salient terms of the agreement granted Fleet Retail Finance an allowed claim in the amount of $10,000,000. In full satisfaction of the claim, the Company agreed to make two payments consisting of $1,500,000. The first payment of $1,000,000 was paid on March 28,2001 and the second payment of $500,000 was made on June 29, 2001 resulting in the full satisfaction of the Allowed Fleet Claim. As a result, the Company has recorded an extraordinary gain from troubled debt restructuring during the six months ended July 31, 2001. In addition, both parties jointly dismissed the State Court Action with prejudice and Fleet Retail finance and Company simultaneously executed a mutual release of any and all claims against the directors, officers, employees, and other representatives of each company.

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

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000

________________________________________________________________________________
                                    Page 12
shares of common stock are to be issued in cancellation of all shares of preferred stock outstanding prior to such distribution to preferred shareholders; and 5,600,000 shares are to be issued to Video City's creditors. The Company anticipates that all liabilities subject to compromise will receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan certain class 4A creditors had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain liabilities subject to compromise consist of tax obligations, of approximately $1.3 million, that are to be paid in cash over five years from date of assessment

The Company will issue the 7,000,000 shares of new common stock of reorganized Video City upon completion of the Company's past SEC filings on forms 10Q and 10K and completion of the audit and reviews of the Company's financial statements by its independent certified public accountants.

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

________________________________________________________________________________
                                    Page 13

Results of Operations

Three months and six months ended July 31, 2001 compared to the three months and six months ended July 31, 2000.

Revenues

Rental revenue and product sales for the three months and six months ended July 31, 2001 totaled $4.4 million and $9.1 million compared to $7.7 million and $15.9 million for the three and six months ended July 31, 2000. Revenue decreased by $3.3 million or 43% and $6.8 million or 43% for the three months and six months ended July 31, 2001 as compared to the corresponding periods of the previous year. The decrease in revenues was primarily attributable to the reduced number of stores operating during the three and six month periods ending July 31, 2001 as compared to the prior year periods. As of July 31, 2001, the Company was operating 41 stores in 7 states compared to 75 stores in 10 states at July 31, 2000. In addition, the Company was operating in Chapter 11 Bankruptcy for nearly the entire quarter, which reduced the working capital available for product purchases. The Company had no management fee income and $7,143 for the three and six months ending July 31, 2001 compared to $1.2 million and $2.5 million of income in the prior period. The Company entered the "Management Agreement" with West Coast Entertainment Corporation on March 3, 2000 and West Coast Entertainment terminated the agreement on February 13, 2001.

Store Operating Expenses

Store operating expenses for the three months and six months ended July 31, 2001 totaled $2.7 million and $5.3 million, as compared to $4.7 million and $9.2 million for the three months and six months ended July 31, 2000. Store operating expenses decreased by $2.0 million or 43% and $3.9 million or 42% for the three months and six months ended July 31, 2001 as compared to the corresponding periods of the previous year. The decrease in store operating expenses was primarily due to the to reduced number of stores operating during the three and six month periods ending July 31, 2001 as compared to the prior year periods. As of July 31, 2001, the Company was operating 41 stores in 7 states compared to 75 stores in 10 states at July 31, 2000. Store operating expenses as a percentage of

________________________________________________________________________________
                                    Page 14
rental revenues and product sales were 61% and 58% for the three months and six months ended July 31, 2001 compared to 60% and 58% for the corresponding periods of 2000.

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory for the three months and six months ended July 31, 2001 totaled $1.4 million and $2.8 million, compared to $3.0 million and $5.0 million for the three months and six months ended July 31, 2000. Amortization decreased by $1.6 million or 53% and $2.2 million or 44% for the three months and six months ended July 31, 2001 as compared to the corresponding periods of the previous year. The decrease in store amortization was primarily due to the reduced number of stores operating during the three and six month periods ending July 31, 2001 as compared to the prior year periods. This was partially offset due to the Company purchasing product at a higher cost, due to the Company not leasing product under studio revenue sharing agreements due to the Chapter 11 filing. As of July 31, 2001, the Company was operating 41 stores in 7 states compared to 75 stores in 10 states at July 31, 2000. Amortization of videocassette rental inventory as a percentage of rental revenues and product sales were 32% and 31% for the three months and six months ended July 31, 2001 compared to 40% and 32% for the corresponding period, of 2000.

Cost of Product Sales

Cost of product sales for the three months and six months ended July 31, 2001 totaled $0.5 million and $1.0 million, compared to $1.2 million and $2.7 million for the three months and six months ended July 31, 2000. Cost of product sales decreased by $0.7 million or 58% and $1.7 million or 63% for the three months and six months ended July 31, 2001 as compared to the corresponding periods of the previous year. The decrease in the cost of product sales for the three months and six months ended July 31, 2001 was primarily due to the reduced number of stores operating during the three and six month periods ending July 31, 2001 as compared to the prior year periods. In addition, the Company lacked proper working capital to purchase adequate sell thru products during the three and six month periods ending July 31, 2001 due to the Chapter 11 Bankruptcy. Cost of product sales as a percentage of rental revenues and product sales, was 11% and 11% for the three months and six months ended July 31, 2001, compared to 15% and 17% for the same period of 2000.

________________________________________________________________________________
                                    Page 15

Cost of Leased Product

Cost of leased product for the three months and six months ended July 31, 2001 totaled $18,022 and $41,442, compared to $384,351 and $848,528 for the three months and six months ended July 31, 2000. Cost of leased products decreased by $366,329 or 95% and $807,086 or 95% for the three months and six months ended July 31, 2001 as compared to the corresponding periods of the previous year. Cost of leased product as a percentage of rental revenues and product sales was
 .004% and .005% for the three months and six months ended July 31, 2001, compared to 5% and 5% for the same period of 2000. The decrease was primarily due to the Company not leasing product under studio revenue sharing agreements beginning August 24, 2000 due the Chapter 11 Bankruptcy filing.

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

General and Administrative Expenses

General and administrative expenses for the three months and six months ended July 31, 2001 totaled $0.7 million and $1.5 million, compared to $2.3 million and $4.5 million for the three months and six months ended July 31, 2000. General and administrative expenses decreased by $1.6 million or 70% and $3.0 million or 67% for the three months and six months ended July 31, 2001 as compared to the corresponding periods of the previous year. The decrease in general and administrative expenses was primarily attributable to the reduction in executive and staff

________________________________________________________________________________
                                    Page 16
employee salaries, professional fees, travel and entertainment, utilities and related cost savings that resulted from the moving of the Company's corporate headquarters from Philadelphia, Pennsylvania to Bakersfield, California in February 2001 and the monitoring of costs during the bankruptcy period. In addition, the Company incurred additional costs for professional services and travel expenses in connection with the "Management Agreement" during the three and six months ended July 31, 2000, that were not incurred in the current periods. General and administrative expenses as a percentage of total revenues were 16% and 16% for the three months and six months ended July 31, 2001, compared to 30% and 28% for the same period in 2000.

Loss on Sale of Assets

Loss on sale of assets was $0 for the three and six months ended July 31, 2001, compared to $199,373 for the three and six months ended July 31, 2000. The decrease of approximately $199,000 for the three months and six months ended July 31, 2000 was due to the store closures in the three and six months ended July 31, 2000 being prior to the bankruptcy filing. Store closures during bankruptcy are reported as Reorganization items

Interest Expense

Interest Expense for the three months and six months ended July 31, 2001 totaled $12,500 and $12,500, compared to $0.6 million and $1.2 million for the three and six months ended July 31, 2000. The decrease in interest expense is reflective of the discontinuance of recording interest expense on unsecured and partially secured prepetition debt subject to compromise. The $12,500 interest expense was interest charged on the balance of the $500,000 payable to Fleet Retail Finance on June 29, 2001, per the ("the Fleet Compromise") agreement, which was approved by the Bankruptcy Court on March 28, 2001.

Other (income) expense

The Company incurred $22,484 in other expenses for the period ending July 31, 2001 compared to $10,571 in other income in the prior period ending July 31, 2000.

________________________________________________________________________________
                                    Page 17

Income Taxes

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax asset at July 31, 2001.

Reorganization Items

Reorganization items expense was $149,295 and $440,902 for the three and six months ended July 31, 2001. It consisted of professional fees, corporate relocation expenses and a gain on the sale of assets directly related the Company's Chapter 11 reorganization plan. The company had no reorganization items expense in the prior year due to the Company did not file for Chapter 11 Bankruptcy until August 24, 2000.

Extraordinary Gain on Trouble Debt Restructuring

During the Quarter ended July 31, 2001 the Company recorded a gain on troubled debt restructuring of $8,951,429 relating to the loan agreement with Fleet Retail Finance (See item 1 Legal Proceedings below).

Liquidity and Capital Resource

The Company funds its short-term working capital needs, including the purchase of videocassettes and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future videocassette and other inventory purchases and other working capital needs for its existing stores.

Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and,

________________________________________________________________________________
                                     Page 18
accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during the fiscal year ended January 31, 2002.

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

Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. The Company believes that the sources of capital

________________________________________________________________________________
                                     Page 19
described above and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 2002; however, no assurance can be given with respect to the Company's liquidity.

During the Debtor-in-Possession period the Company's supply vendors require all purchases of inventory be made only by cash in advance. There can be no assurance, however, that future cash from operations will be sufficient to fund future videocassette, DVD and inventory purchases.

In June 2001, the Company also entered into a purchase money security agreement directly with Warner Brothers Home Video. The agreement provides the company with a line of trade credit and 60 day terms for repayment. The company purchases all Warner Brothers product directly from Warner Brothers Home Video, which is then distributed to all Video City's home entertainment retail chains through a third party distributor.

In July 2001, the Company entered into an agreement with Video Products Distributors ("VPD") under which VPD agreed to become the exclusive video distributor for all of Video City's home entertainment retail chains. VPD will provide all videocassettes, DVDs and accessories for rental and sale with the exception of Warner Brothers Home Video product in all locations. As part of this agreement, Video City is receiving a line of trade credit and 90 day terms for repayment to VPD.

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock are to be issued in cancellation of all shares of preferred stock outstanding prior to such distribution to preferred shareholders; and 5,600,000 shares of common stock are to be issued to Video City's creditors. The Company anticipates that all liabilities subject to compromise will receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan, certain class 4A creditors had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they chose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less

________________________________________________________________________________
                                     Page 20
than $22,000. In addition, certain liabilities subject to compromise consist of tax obligations of approximately $1.3 million that are to be paid in cash over five years from date of assessment

Cash Flows

Six months Ended July 31, 2001 Compared to the Six months Ended July 31, 2000

Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended July 31, 2001, decreased by approximately $126,000 or 4%, compared to the six months ended July 31, 2000. This change was caused by the increase in net income of $13.9 million over the comparable prior year period, offset by the non-cash gain of $8,851,429 recorded as a result of the forgiveness of debt by Fleet. The decrease was also attributable to a decrease in depreciation and amortization as a result of the divestiture of 19 stores in the second and third quarter of fiscal 2001 and the divestiture and sale of 11 stores in the fourth quarter of fiscal 2001. All of these stores were closed for the six months ended July 31, 2001 and this has also caused a decrease in merchandise inventories. The decrease was also due to a smaller increase in accounts payable and accrued expenses as a result of the bankruptcy filing.

Cash Used in Investing Activities

Net cash used in investing activities during the six months ended July 31, 2001 decreased by approximately $2.1 million or 46%, compared to the six months ended July 31, 2000. The change was mainly attributable to the decrease in the purchase of videocassettes for the rental library as a result of the bankruptcy and the conserving of cash during this period.

Cash Provided by (Used in) Financing Activities

________________________________________________________________________________
                                     Page 21

Net cash used in financing activities during the six months ended July 31, 2001, increased by approximately $3.7 million or 177%, compared to the six months ended July 31, 2000. The change was mainly attributable to the repayment of $1.5 million, approved by the Bankruptcy Court, the debt to Fleet was forgiven and the Company recorded a non-cash item of $8,951,429.

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

________________________________________________________________________________
                                     Page 22

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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

The Company operated under certain forbearance agreements with their Senior Lender, Fleet Retail Finance (formerly BankBoston), during the quarter ended July 31, 2001 and were not in compliance with the financial performance covenants as set forth in the forbearance agreements. As of June 29, 2001, the Company made the second and final payment under the Fleet Compromise agreement as noted under Item 1. above, which resulted in the full satisfaction of the Allowed Fleet Claim. In addition, both parties jointly dismissed the State Court Action with prejudice and Fleet Retail Finance and the Company simultaneously executed a mutual release of any and all claims against the directors, officers, employees and other representatives of each company.

________________________________________________________________________________
                                     Page 23

Pursuant to the provisions of the Bankruptcy Code, as of the petition date actions to collect pre-petition indebtedness owed by the Company are stayed and other pre-petition contractual obligations may not be enforced against the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits
        None

(b)     Reports on Form 8-K
        None

________________________________________________________________________________
                                     Page 24

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

                                                        Video City, Inc
                                                        ---------------
                                                          (Registrant)

           February 15, 2002                          /S/ Timothy L. Ford
                                                      -------------------
                                                        Timothy L. Ford
                                                    Chief Executive Officer
                                                 (Principal Executive Officer)
                                                 -----------------------------

           February 15, 2002
                                                     /S/ Rudolph R. Patino
                                                     ---------------------
                                                       Rudolph R. Patino
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)
                                                 -----------------------------

________________________________________________________________________________
                                     Page 25