Form 10-Q
period 2001-10-31
VIDEO CITY INC
filed 2002-02-15
CIK 773135

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

EXCHANGE ACT OF 1934

                     For the quarterly period ended October 31, 2001
                                                    ----------------

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

                                      ---------------
       Registrant's telephone number, including area code:(661) 634-9171

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

Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes --- No ----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         The number of shares of Common Stock outstanding as of January 20, 2002 was 16,442,662.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                VIDEO CITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 October 31,     January 31,
                                                                    2001             2001
                                                                ------------    ------------
                                                                (Unaudited)        (Audited)
          ASSETS
          Current assets:
            Cash. ........................................       $   25,176      $ 1,046,164
            Customer receivables .........................          395,226          433,024
            Other Receivables ............................               --          946,655
            Merchandise inventory. .......................          570,685          965,025
            Other ........................................           52,416               --
                                                                -----------     ------------
             Total current assets ........................        1,043,503        3,390,868

          Rental library, net ............................        2,607,383        3,012,387
          Property and equipment, net ....................        1,290,350        1,525,409
          Goodwill .......................................        1,818,699        1,912,713
          Other assets ...................................          295,008          256,011
                                                                -----------     ------------
            Total assets .................................       $7,054,943      $10,097,388
                                                                ===========     ============


           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   October 31,         January 31,
                                                                                      2001               2001
                                                                                   ------------      -------------
                                                                                    (Unaudited)        (Audited)
          LIABILITIES NOT SUBJECT TO COMPROMISE

          Current liabilities:
            Accounts payable....................................................   $  1,648,942      $     215,724
            Accrued Expenses ...................................................        811,797          1,041,134
            Current portion of tax liability ...................................        147,643                 --
            Shares issuable under plan of reorganization .......................      1,750,000                 --
                                                                                   ------------      -------------
              Total current liabilities ........................................      4,358,382          1,256,858

          Tax liability less current portion ...................................        456,400                 --

            Other liabilities ..................................................         28,694             45,526
                                                                                   ------------      -------------
          Total liabilities Not Subject to Compromise ..........................      4,843,476          1,302,384
                                                                                   ------------      -------------

          LIABILITIES SUBJECT TO COMPROMISE

          Accounts payable .....................................................      1,324,031         26,443,937
          Senior secured revolving credit facility .............................             --         10,451,429
          Notes payable ........................................................             --          6,790,454
          Accrued interest .....................................................             --          1,004,342
          Other liabilities ....................................................         11,230          1,628,690
                                                                                   ------------      -------------
               Total Liabilities Subject to Compromise                                1,335,261         46,318,852
                                                                                   ------------      -------------
          Total Liabilities                                                           6,178,737         47,621,236

          STOCKHOLDERS EQUITY (DEFICIT):

            Preferred stock ....................................................             --          6,292,135
            Common stock, $.01 par value per share, 30,000,000 shares
            authorized: 16,442,662  shares issued and outstanding at October 31,
            2001 and 16,442,662 shares issued and outstanding at
             January 31, 2001 ..................................................             --            164,427
            Additional paid-in capital .........................................     19,683,529         13,576,968
            Accumulated deficit ................................................    (18,807,323)       (57,557,378)
                                                                                   ------------      -------------
             Total stockholders' equity (deficit)...............................        876,206        (37,523,848)
                                                                                   ------------      -------------
          Total liabilities and stockholders' equity (deficit) .................   $  7,054,943      $  10,097,388
                                                                                   ============      =============


                See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended                Nine Months Ended
                                                                     October 31,      October 31,      October 31,      October 31,
                                                                        2001             2000             2001             2000
                                                                    ------------     ------------     ------------     ------------
REVENUES:

  Rental revenues and product sales ............................    $  3,862,364     $  5,808,282     $ 12,980,825     $ 21,672,312
  Management fee income ........................................              --          998,826            7,143        3,522,656
                                                                    ------------     ------------     ------------     ------------
TOTAL REVENUES .................................................       3,862,364        6,807,108       12,987,968       25,194,968
                                                                    ------------     ------------     ------------     ------------

OPERATING COSTS AND EXPENSES:
  Store operating expenses .....................................       2,491,990        3,855,825        7,773,295       13,012,773
  Amortization of rental library ...............................       1,347,583        1,872,009        4,141,317        6,903,956
  Cost of product sales ........................................         399,308          816,509        1,408,011        3,512,018
  Cost of leased product .......................................              --          343,540           41,442        1,192,068
  Restructuring ................................................              --               --               --        1,564,000
  General and administrative expenses ..........................         815,174        2,547,787        2,325,401        7,059,423
                                                                    ------------     ------------     ------------     ------------
TOTAL OPERATING COSTS AND EXPENSES .............................       5,054,055        9,435,670       15,689,466       33,244,238

Loss from operations before reorganization items ...............      (1,191,691)      (2,628,562)      (2,701,498)      (8,049,270)
Other (Income) expense
  Interest expense, net (contractual interest $552,000
and $1,758,000) ................................................              --          141,137           12,500        1,347,254
  Other ........................................................         (74,107)         (15,586)        (184,003)         (26,157)
                                                                    ------------     ------------     ------------     ------------
Loss before reorganization items ...............................      (1,117,584)      (2,754,113)      (2,529,995)      (9,370,367)
Reorganization items ...........................................
  Professional fees ............................................              --          104,000          417,577          104,000
  (Gain) Loss on sale of assets ................................              --        1,954,581          (34,600)       2,153,954
  Relocation of Corporate Office ...............................              --               --           57,925               --
                                                                    ------------     ------------     ------------     ------------
Net Loss before extraordinary items ............................      (1,117,584)      (4,812,694)      (2,970,897)     (11,628,321)

Extraordinary items:
  Troubled debt restructuring gain, net of tax of $0
(Note 6) .......................................................              --               --        8,951,429               --
  Discharge of liabilities subject to compromise (Note 3) ......      32,769,523               --       32,769,523               --
                                                                    ------------     ------------     ------------     ------------
Total extraordinary items ......................................      32,769,523               --       41,720,952               --
                                                                    ------------     ------------     ------------     ------------
Net income (loss) before dividends .............................      31,651,939       (4,812,694)      38,750,055      (11,628,321)

Dividends on preferred stock ...................................              --               --               --         (322,142)
                                                                    ------------     ------------     ------------     ------------
Net Income (loss) attributable to common shareholders ..........    $ 31,651,939     $ (4,812,694)    $ 38,750,055     $(11,950,463)
                                                                    ============     ============     ============     ============

Basic and diluted loss per common share before
extraordinary items ............................................    $      (0.07)    $      (0.29)    $      (0.18)    $      (0.73)
Basic and diluted income per common share from
extraordinary items ............................................    $       1.99     $         --     $       2.53     $         --
Basic and diluted net income (loss) per common share ...........    $       1.92     $      (0.29)    $       2.36     $      (0.73)
Weighted average number of common shares outstanding
basic and diluted ..............................................      16,442,662       16,442,662       16,442,662       16,268,843

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                October 31,     October 31,
                                                                                                  2001             2000
     Increase (Decrease) in cash
     Cash flows from operating activities:
     Net income (loss) before dividends .............................................        $ 38,750,055      $(11,628,321)
     Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:

       Depreciation and amortization ................................................           4,770,735         8,508,961
       Extraordinary item - troubled debt restructuring .............................          (8,951,429)               --
       Extraordinary item - discharge of liabilities subject to compromise ..........         (32,769,523)               --
       Issuance of stock for services and inventory .................................                  --           187,500
       (Gain) Loss on sale of asset .................................................             (34,600)        2,153,954
     Changes in assets and liabilities, net of effects of acquisitions:
       Decrease (increase) in customer receivables ..................................              37,798           491,264
       Decrease in other receivables ................................................             946,655                --
       Decrease in notes receivable .................................................                  --             9,078
       Decrease in merchandise inventories ..........................................             394,340           848,879
       Increase in other assets .....................................................            (101,913)         (426,417)
       Increase in accounts payable and liabilities subject to compromise ...........           1,334,377         3,923,008
       Increase in accrued expenses .................................................             225,647         1,148,444
       Decrease in other liabilities and liabilities subject to compromise ..........             (27,202)               --
                                                                                             ------------      ------------
     Net cash provided by operating activities ......................................           4,574,940         5,216,350
                                                                                             ------------      ------------
     Cash flows from investing activities:
       Purchases of videocassette rental library, ...................................          (3,937,478)       (5,705,372)
       Purchases of fixed assets ....................................................            (292,820)         (162,391)
       Proceeds from sale of assets .................................................             134,370                --
       Proceeds from sale of assets after Chapter 11 filing .........................                  --           508,760
                                                                                             ------------      ------------
     Net cash (used) in investing activities ........................................          (4,095,928)       (5,359,003)
                                                                                             ------------      ------------
       Cash flows from financing activities:
       Proceeds from (repayment) of long term debt ..................................                  --            (6,531)
       Proceeds from borrowings (repayments) under credit facility ..................          (1,500,000)          751,813
                                                                                             ------------      ------------
     Net cash provided by (used in) financing activities ............................          (1,500,000)          745,282
                                                                                             ------------      ------------
     Net increase (decrease) in cash ................................................          (1,020,988)          602,629
     Cash at beginning of  period ...................................................           1,046,164            24,316
                                                                                             ------------      ------------
     Cash at end of period ..........................................................        $     25,176      $    626,945
                                                                                             ============      ============

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                        October 31,        October 31,
                                                                                           2001               2000
                                                                                        -----------        -----------
          Supplementary disclosures of cash flow information
          Cash Paid For:
            Interest ............................................................       $    12,500        $   651,225
            Reorganization items ................................................           228,061            104,000

          Non-cash investing and financing activities:
            Troubled debt restructuring .........................................         8,951,429                 --
            Discharge of liabilities subject to compromise ......................        34,169,523                 --
            Cancellation of preferred stock .....................................         6,292,135                 --
            Cancellation of common stock ........................................        13,741,395                 --
            Liability for shares issuable under plan of reorganization ..........         1,750,000
            Common Stock issued for professional services .......................                --            112,500
            Preferred stock issued in satisfaction of liabilities ...............                --             75,000
            Preferred stock dividends ...........................................                --            322,142

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

The consolidated balance sheet as of October 31, 2001, the consolidated statement of operations for the three and nine months ended October 31, 2001 and 2000, and the consolidated statement of cash flows for the nine months ended October 31, 2001 are unaudited and have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor-in-possession financing agreements, confirmation of a plan of reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flow from operations to meet its obligations.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of October 31, 2001, the results of operations for the three and nine months ended October 31, 2001 and 2000, and cash flows for the nine months ended October 31, 2001 and 2000. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2001.

The accompanying consolidated balance sheets as of January 31, 2001 and October 31, 2001 segregates liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different that those presented herein.

Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filing and proceedings, which are required to be expensed as incurred.

The reorganization value of the assets immediately before the date of confirmation was more than the total of all postpetition liabilities and allowed claims. Consequently, fresh-start reporting does not apply and the emergence from Chapter 11 has been accounted for as a quasi-reorganization.

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

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock are to be issued in cancellation of all shares of preferred stock outstanding prior to such distribution to preferred shareholders; and 5,600,000 shares of common stock are to be issued to Video City's creditors. The Company anticipates that all liabilities subject to compromise will receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan certain class 4A creditors had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain tax obligations of approximately $1.3 million that are to be paid in cash over five years from the date of assessment, of which approximately $600,000 have been reclassified out of liabilities subject to compromise. The remaining balance is still in dispute.

The Company will issue 7,000,000 shares of new common stock of reorganized Video City upon completion of the Company's past SEC filings on forms 10Q and 10K and completion of the audit and reviews of the Company's financial statements by its independent certified public accountants.

On August 29, 2001, the effective date of the Plan, liabilities subject to compromise totaling $34,169,523 were discharged. All of the preferred and common stock of the Company was deemed canceled. The Company recorded an extraordinary gain of $32,769,523, net of $1,400,00 fair value of 5,600,000 share of common stock to be issued to creditors, to discharge liabilities subject to compromise. At October 31, 2001 the balance sheet reflects a liability in the amount of $1,750,000 for 7,000,000 shares of common stock issuable under the Plan of Reorganization. The estimated fair value of the common stock was $0.25 determined by the board of directors based on pre-petition trading prices converted at the ratio of common stock issued to the existing common shareholders in the plan of reorganization.

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

6.  Significant Developments

In July 2000, the Company sold 2 stores and recorded a loss of approximately $199,000. On September 27, 2000, the Company obtained approval from the United States Bankruptcy Court to reject the leases on 17 under-performing store locations and liquidate the assets. The assets were sold to Video One Liquidators at the aggregate net liquidation price of $508,760. As a result, the Company recognized a loss on sale of approximately $2.2 million during the third quarter ended October 31, 2000. During the fourth quarter of fiscal 2001, the Company sold an additional 11 stores and recorded a loss of approximately $1.3 million, which included approximately $1.25 million of unamortized goodwill.

Effective February 13, 2001 West Coast Entertainment directors informed the Company that they were terminating the "Management Agreement" effective immediately, due to the sale of substantially all of West Coast Entertainment's remaining 56 stores and various other assets to Video One Liquidators.

In February 2001, the Company relocated its corporate offices from 9998 Global Road, 2nd Floor, Philadelphia, Pennsylvania, 19115 to 4800 Easton Drive, Suite 108, Bakersfield, California, 93309.

The Company and Fleet Retail Finance entered into an agreement ("the Fleet Compromise"), which was approved by the Court on March 28, 2001. The salient terms of the agreement granted Fleet Retail Finance an allowed claim in the amount of $10,000,000. In full satisfaction of the claim, the Company agreed to make two payments consisting of $1,500,000. The first payment of $1,000,000 was paid on March 28,2001 and the second payment of $500,000 was made on June 29, 2001 resulting in the full satisfaction of the Allowed Fleet Claim. As a result, the Company has recorded an extraordinary gain from troubled debt restructuring during the nine months ended October 31, 2001. In addition, both parties jointly dismissed the State Court Action with prejudice and Fleet Retail Finance and the Company simultaneously executed a mutual release of any and all claims against the directors, officers, employees, and other representatives of each company.

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

Results of Operations

Three months and nine months ended October 31, 2001 compared to the three months and nine months ended October 31, 2000:

Revenues

Rental revenue and product sales for the three months and nine months ended October 31, 2001 totaled $3.9 million and $13.0 million compared to $5.8 million and $21.7 million for the three and nine months ended October 31, 2000. Revenue decreased by $1.9 million or 33% and $8.7 million or 40% for the three months and nine months ended October 31, 2001 as compared to the corresponding periods of the previous year. The decreased revenues were primarily attributable to the reduced number of stores operating during the three and nine month periods ending October 31, 2001 as compared to the prior year periods. The Company divested 17 stores during the period August 1, 2000 to September 30, 2000 as part of the Company's bankruptcy reorganization plan. The Company had no management fee income for the three months and $7,143 for the nine months ended October 31, 2001 compared to $1.0 million and $3.5 million of income in the corresponding periods of the previous year. The Company entered into a "Management Agreement" with West Coast Entertainment Corporation on March 3, 2000 and West Coast Entertainment terminated the agreement on February 13, 2001.

Store Operating Expenses

Store operating expenses for the three months and nine months ended October 31, 2001 totaled $2.5 million and $7.8 million, as compared to $3.9 million and $13.0 million for the three months and nine months ended October 31, 2000. Store operating expenses decreased by $1.4 million or 36% and $5.2 million or 40% for the three months and nine months ended October 31, 2001 as compared to the corresponding periods of the previous year. The decrease in store expenses was primarily attributable to the reduced number of stores operating during the three and nine month periods ending October 31, 2001 as compared to the prior year periods. The Company divested 17 stores during the period August 1, 2000 to September 30, 2000 as part of the Company's bankruptcy reorganization plan. Store operating expenses as a percentage of rental revenues and product sales were 65% and 60% for the three months and nine months ended October 31, 2001 compared to 67% and 60% for the corresponding periods of 2000.

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory for the three months and nine months ended October 31, 2001 totaled $1.4 million and $4.1 million, compared to $1.9 million and $6.9 million for the three months and nine months ended October 31, 2000. Amortization decreased by $0.5 million or 26% and $2.7 million or 39% for the three months and nine months ended October 31, 2001 as compared to the corresponding periods of the previous year. The decrease in amortization expense was primarily attributable to the reduced number of stores operating during the three and nine month periods ending October 31, 2001 which resulted in lower levels of rental inventory as compared to the prior year periods. The Company divested 17 stores during the period August 1, 2000 to September 30, 2000 as part of the Company's bankruptcy reorganization plan. Amortization of videocassette rental inventory as a percentage of rental revenues and product sales were 35% and 32% for the three months and nine months ended October 31, 2001 compared to 33% and 32% for the corresponding period of 2000.

Cost of Product Sales

Cost of product sales for the three months and nine months ended October 31, 2001 totaled $0.4 million and $1.4 million, compared to $0.8 million and $3.5 million for the three months and nine months ended October 31, 2000. Cost of product sales decreased by $0.4 million or 50% and $2.1 million or 60% for the three months and nine months ended October 31, 2001 as compared to the corresponding periods of the previous year. The decrease in cost of product sales was primarily attributable to the reduced number of stores operating during the three and nine month periods ending October 31, 2001 as compared to the prior year periods. The Company divested 17 stores during the period August 1, 2000 to September 30, 2000 as part of the Company's bankruptcy reorganization plan. In addition, the Company lacked sufficient working capital during the fiscal year to purchase adequate sell thru products. Cost of product sales as a percentage of rental revenues and product sales, was 10% and 11% for the three months and nine months ended October 31, 2001, compared to 14% and 16% for the corresponding period of the previous year.

Cost of Leased Product

Cost of leased product for the three months and nine months ended October 31, 2001 totaled $0 and $41,442, compared to $0.3 million and $1.2 million for the three months and nine months ended October 31, 2000. Cost of leased product decreased by $0.3 million and $1.2 million for the three months and nine months ended October 31, 2001 as compared to the corresponding periods of the previous year. Cost of leased product as a percentage of rental revenues and product sales, was 0% and 0% for the three months and nine months ended October 31, 2001, compared to 6% and 6% for the same period of 2000. The decrease was primarily due to the Company not leasing product under studio revenue sharing agreements beginning August 24, 2000 due the Chapter 11 Bankruptcy filing.

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

General and Administrative Expenses

General and administrative expenses for the three months and nine months ended October 31, 2001 totaled $0.8 million and $2.3 million, compared to $2.5 million and $7.1 million for the three months and nine months ended October 31, 2000. General and administrative expenses decreased by $1.7 million or 68% and $4.8 million or 68% for the three months and nine months ended October 31, 2001 as compared to the corresponding periods of the previous year. The decrease in general and administrative expenses was primarily attributable to the reduction in executive and staff employee salaries, professional fees, travel and entertainment, utilities and related cost savings that resulted from the moving of the Company's corporate headquarters from Philadelphia, Pennsylvania to Bakersfield, California in February 2001 and the monitoring of costs during the bankruptcy period. In addition, the Company incurred additional costs for professional services and travel expenses in connection with the "Management Agreement" during the three and nine months ended October 31, 2000, that were not incurred in the current periods. General and administrative expenses as a percentage of total revenues were 21% and 18% for the three months and nine months ended October 31, 2001, compared to 43% and 33% for the same period in 2000.

Interest Expense

Interest Expense for the three months and nine months ended October 31, 2001 totaled $0 and $12,500, compared to $141,137 and $1.3 million for the three and nine months ended October 31, 2000. The decrease in interest expense is reflective of the discontinuance of recording interest expense on unsecured and partially secured prepetition debt subject to compromise. The $12,500 interest expense during the three and nine months ended

October 31, 2001 was interest charged on the balance of the $500,000 payable to Fleet Retail Finance on June 29, 2001, per the agreement ("the Fleet Compromise"), which was approved by the Bankruptcy Court on March 28, 2001.

Other (Income) Expense

The Company had other income of $74,107 and $184,003 for the period ending October 31, 2001 compared to $15,586 and $26,157 in other income in the prior period ending October 31, 2000.

Reorganization Items

Reorganization items expense was $0 and $382,977 for the three months and nine months ended October 31, 2001. It consisted of professional fees, corporate relocation expenses and a gain on the sale of assets directly related the Company's Chapter 11 reorganization plan. The Company had $2,058,581 reorganization items expense in the prior year consisting of professional fees and loss on sale of assets.

Income Taxes

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax asset at October 31, 2001.

Extraordinary Items

During the three months ended October 31, 2001 the Company reported an extraordinary gain from the discharge of $32,769,523 of allowed claims that will be issued common stock pursuant to the Company's approved Plan of Reorganization. During the nine months ended October 31, 2001 the Company reported an extraordinary gain on troubled debt restructuring of $8,951,429, which represents a settlement of the loan agreement with Fleet Retail Finance as part of the Fleet Compromise.

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

During the Debtor-in-Possession period the Company's supply vendors required all purchases of inventory be made only by cash in advance. There can be no assurance, however, that future cash from operations will be sufficient to fund future videocassette, DVD and inventory purchases.

In June 2001, the Company entered into a purchase money security agreement directly with Warner Brothers Home Video. The agreement provides the company with a line of trade credit and 60 day terms for repayment. The company purchases all Warner Brothers product directly from Warner Brothers Home Video, which is then distributed to all Video City's home entertainment retail chain through a third party distributor.

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

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock are to be issued in cancellation of all shares of preferred stock outstanding prior to such distribution to preferred shareholders; and 5,600,000 shares of common stock are to be issued to Video City's creditors. The Company anticipates that all liabilities subject to compromise will receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan certain class 4A creditors had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain tax obligations of approximately 1.3 million are to be paid in cash over five years from date of assessment, of which approximately $600,000 have been reclassified out of liability subject to compromise. The remaining balance is still in dispute.

Cash Flows

Nine months Ended October 31, 2001 Compared to the Nine months Ended October 31, 2000

Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended October 31, 2001, decreased by approximately $641,000, or 12%, compared to the nine months ended October 31, 2000. This change was caused by an increase in net income of approximately $50 million over the comparable prior year period, offset by the non-cash gain of approximately $41.7 million recorded upon completion of the troubled debt restructuring and discharge of liabilities as a result of the confirmation of the Plan of Reorganization. The change was also attributable to a decrease in depreciation and amortization as a result of the divestiture of stores during the bankruptcy period. All of these stores were closed for the nine months ended October 31, 2001 and this has also caused a decrease in merchandise inventories. The change was also due to a smaller increase in accounts payable and accrued expenses as a result of the bankruptcy filing.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended October 31, 2001 decreased by approximately $1.3 million or 24%, compared to the nine months ended October 31, 2000. The change was mainly attributable to the decrease in the purchase of videocassettes for the rental library as a result of the bankruptcy and the conserving of cash during this period, offset by the proceeds received from the sale of assets.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities during the nine months ended October 31, 2001, increased by approximately $2.2 million or 301%, compared to the nine months ended October 31, 2000. The change was mainly attributable to the repayment of $1.5 million, approved by the Bankruptcy Court, for the revolving credit facility with Fleet (formerly BankBoston). As a result of these payments, the debt to Fleet was forgiven and the Company recorded a non-cash item of $8,951,429.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations. The Company discontinued recording interest expense on unsecured and partially secured prepetition debt subject to compromise.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). On August 29, 2001, the Reorganization Plan became effective and the Company emerged from bankruptcy reorganization proceedings.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

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