Form 10-K
period 2002-01-31
VIDEO CITY INC
filed 2002-05-31
CIK 773135

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X        NO _____
                                               ------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      YES    X      NO ______
                                -----
     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of May 2, 2002, was approximately $746,000. The number of shares of common stock outstanding as May 2, 2002 was 7,121,000 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----------

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

The Company's principal executive offices are located at 4800 Easton Drive Suite 108, Bakersfield, California 93309 and its telephone number is (661) 634-9171.

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

The holders of existing voting shares immediately before the confirmation received more than 50% of the voting shares of the emerging entity and therefore did not adopt fresh-start reporting upon its emergence from Chapter 11. Liabilities compromised by the confirmed plan were stated at the present value of the amounts to be paid, and the forgiveness of debt has been reported as an extraordinary item.

Industry Overview

    Home Entertainment Retail Industry. According to Adams Media Research ("Adams"), the domestic home video specialty retail industry grew from an estimated $15.3 billion in revenue in 1996 to $20.6 billion in 2001, representing a 6.1% compound annual growth rate, outpacing the 2.5% growth rate of the Consumer Price Index during the same period. Adams predicts that this industry will reach $31.2 billion in revenue by 2010, with growth driven primarily by the growth of DVD penetration. Currently, 90% of all television households own a videocassette recorder ("VCR") or DVD Player. Additionally, households owning DVD players reached 24.8 million at the end of 2001 and are projected to grow to 90.4 million households by 2010 according to Adams.

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

As mentioned above, 90% of the U.S. households own at least one VCR or DVD Player, and on the average rent videos at least a couple of times each month. We believe that the following factors, among others, make video and DVD rental a preferred medium of entertainment for millions of customers:

..   the opportunity to browse among a very broad selection of movies;

..   the control over viewing, such as the ability to control start, stop, pause, fast-forward, rewind and screen select; and

..   the opportunity to entertain one or more people at home for a reasonable price.

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

    According to the Video Software Dealers Association, more consumers rented videos in 2001 than went to the movie theatres. Industry rental revenue was $8.42 billion compared to box office revenues estimated at $8.38 billion.

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

    Movie Studio Dependence on Video Retailing. According to Paul Kagan, the home entertainment industry is the largest single source of domestic revenue to movie studios and independent suppliers of theatrical and direct-to-video movies and represent approximately $8.0 billion (an 8.5% increase from 1999), or 49%, of the estimated $16.4 billion of revenue generated in 2000. The Company believes that of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on the box office revenue alone. The Company believes the consumer is more likely to view "non hit" movies on rented videocassette and DVD than in any other medium because retail home entertainment stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of new releases. As a result, retail home entertainment stores, including those operated by the Company, purchase movies on videocassette and DVD regardless of whether the movies were successful at the box office, thus providing the major movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, the Company believes movie studios are highly motivated to protect this unique and significant source of revenue.

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

     Video Game Industry. 2001 was a transitional year for the video game industry with Sony PlayStation 2 gaining market share as hardware and software became available. Additionally, the game market was soft throughout the year in anticipation of the release of both the Nintendo GameCube and the Microsoft Xbox in November 2001. Early performance and consumer acceptance of these new platforms have been strong while the established 32-bit and 64-bit platforms (Sony PlayStation and Nintendo 64) continue to maintain a solid market share.

     According to industry estimates, domestic sales of video game software approached $4.6 billion in 2001, an increase from just over $4.1 billion in 2000. Growth in domestic sales of video game hardware units has also been reported in 2001, estimated at $3.7 billion versus $1.6 billion in 2000. These increases were primarily attributable to sales of Sony PlayStation 2 hardware and software, which was released in the fourth quarter of 2001. Increases in sales were also driven by the introduction of two new video game platforms in the fourth quarter of 2001: Microsoft Xbox and Nintendo GameCube.

     Growth in this industry is driven by increases in the installed base of video game hardware systems, the introduction of new hardware platforms and continued improvement in systems technology leading to the development of new game titles. At the end of 2001, the installed base of video game hardware systems in the United States has been estimated at approximately 29.5 million Sony PlayStation units, 16.5 million Nintendo 64 units, 8.2 million PlayStation 2 units, 1.4 million Microsoft Xbox units and 1.2 million Nintendo GameCube units. We expect the video game industry to continue to grow as a result of significant technological advancements in the last few years. These advancements allow for more flexibility and creativity in software development, as well as the introduction of hardware with the potential to offer capabilities beyond gaming, such as DVD and compact disc play and backward compatibility of game software.

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

Growth Strategy

     Growth Strategy. The current strategy for the Company is to increase market share and cost savings in our existing markets by driving same store revenues and profit growth through:

     . Capitalizing on continued strong industry growth (driven by strong DVD and video game trends)
     .    Adopting merchandising and pricing initiatives
     .    Adopting special promotional and customer initiatives
     .    Achieving targeted cost savings in all areas of store operations

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

     There is no assurance that the Company will be able to achieve growth or that the Company will be profitable as a result of such growth. Continued growth will place increasing pressure on the Company's management. A failure to manage such growth would adversely affect the Company's business. There is also no assurance that any newly developed or acquired stores will achieve sales and profitability comparable to the Company's existing stores.

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

     Videocassette and DVD Sales. The Company offers new and previously viewed videocassettes and DVD for sale. Previously viewed videocassettes and DVD are pulled from the shelves several weeks after the release date depending on customer demand and are sold to customers at a discount price.

     Video Games. Each of the Company's stores offers from 300 to 1,000 video game cartridges, consisting of 250 to 600 different titles. Revenues generated from game cartridges were on a continuous upward trend from 1992 to 1995. A decline in video game rentals began in 1995 and continued through 1996 due to consumer confusion on the direction of new hardware and formats. Video game rentals improved in 1997 and 1998 based on consolidation of formats by the major suppliers, but showed a decline in 1999 as a result of maturity of the existing platforms. With the introduction of the Nintendo GameCube and the Microsoft Xbox in November 2001, early performance and consumer acceptance of these new platforms have been strong while the extablised 32-bit and 64-bit platforms (Sony PlayStation and Nentendo 64) continue to maintain a solid market share. The Company anticipates growth of its video game business and broadening its selection of game cartridges to include successful new formats as they become available and grow in popularity.

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

     The following table provides the number of stores in each of the states in which the Company owned and operated retail home entertainment stores as of May 2, 2002:

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

     The Company did not operate under any studio revenue sharing agreements during the entire fiscal year 2002.

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

Employees

     As of May 2, 2002 the Company had approximately 336 employees of whom approximately 320 were located at the retail stores and the remainder were at the Company's corporate administrative office. The Company is not currently a party to any collective bargaining agreements. The Company believes that its relationships with its employees are generally good.

ITEM 2.   PROPERTIES

     All of the Company's stores are leased pursuant to leases with initial terms ranging from three to ten years, with varying option renewal periods. Most of the leases are "triple net" requiring the Company to pay all taxes, insurance, and common area maintenance expenses associated with the properties.

     The Company moved its corporate headquarters in February 2001 from Philadelphia, Pennsylvania to Bakersfield, California. The corporate facility consists of approximately 5,527 square feet of office space. The Company considers its corporate offices and stores to be generally suitable and adequate for their intended purposes.

ITEM 3.   LEGAL PROCEEDINGS

 On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). On August 29, 2001, the Reorganization Plan became effective and the Company emerged from bankruptcy reorganization proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters to a vote of stockholders during the the fiscal year ended January 31, 2002.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the NASD Electronic Bulletin Board under the symbol "VDCY". The following sets forth for the periods indicated, the high and low sales prices of the Company's Common Stock as reported on the NASD Electronic Bulletin Board:

The figures for fiscal 2001 are actual reported market prices for the more than 16 million shares that were outstanding prior to completion of the Chapter 11 Plan of Reorganization.

                                              High     Low
                                              ----     ---
Fiscal Year Ended January 31, 2001:

          First Fiscal Quarter                $0.850   $0.290

          Second Fiscal Quarter               $0.320   $0.135

          Third Fiscal Quarter                $0.180   $0.005

          Fourth Fiscal Quarter               $0.050   $0.006


Fiscal Year Ended January 31, 2002:

          First Fiscal Quarter                $0.009   $0.009

          Second Fiscal Quarter               $0.010   $0.010

          Third Fiscal Quarter                $0.010   $0.010

          Fourth Fiscal Quarter               $0.100   $0.100

     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     As of May 2, 2002, there were approximately 619 record holders of the Company's Common Stock.

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

     On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock are to be issued to preferred shareholders in cancellation of all shares of preferred stock outstanding prior to such distribution; and 5,600,000 shares are to be issued to Video City's creditors. Substantially all liabilities subject to compromise will receive, in full satisfaction of their claims, shares of common stock of Video City based on the Plan of Reorganization. In addition, certain liabilities subject to compromise consist of tax obligations of approximately $1.3 million that are to be paid in cash over five years from date of assessment.

     As of May 2, 2002, the Company has issued approximately 5,000,000 shares of common stock of the Reorganized Video City. The balance of the 2,000,000 shares will be issued by June 30, 2002, upon final determination between the Company and certain unsecured creditors whose claims have not been finally resolved.

Recent Sales of Unregistered Securities

     The Company did not sell unregistered securities in the fourth quarter of fiscal 2002.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected historical financial data for the years ended January 31, 2002, 2001, 2000, 1999 and 1998, have been derived from the financial statements. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's financial statements and notes thereto.

                                                            Year Ended January 31,

                                                  2002         2001       2000       1999      1998
                                                  ----         ----       ----       ----      ----
                                               (In thousands of dollars, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
  Revenues...................................   $17,451     $ 31,615   $ 44,785   $ 24,436  $ 10,212
  Operating income (loss)....................    (3,330)     (10,297)   (28,601)    (1,263)   (2,423)
  Net Income (loss) before reorganizational
   Item                                          (3,131)     (12,103)   (32,058)        11    (2,976)
  Loss before extraordinary item ............    (3,748)     (16,116)   (32,766)        11    (2,976)
  Net Income (Loss) available to common
   shareholders                                  37,837      (16,116)   (32,766)        11    (2,976)
  Net income (loss) per share................      3.07        (1.01)     (2.29)      0.00     (0.30)
  Weighted average shares used
   in computation............................    12,323       16,302     14,510     12,091     9,771

OPERATING DATA:
  Number of stores at end of period..........        41           44         77        128        18
  Increase (decrease) in same store
   Revenues(1)...............................      (4.8)*      (14.1)%      6.8%       1.6%      4.4%


                                                            Year Ended January 31,

                                                  2002        2001       2000       1999      1998
                                                  ----        ----       ----       ----      ----
                                            (In thousands of dollars, except per share and operating data)
BALANCE SHEET DATA:
  Cash and cash equivalents..................   $     0     $  1,046   $     24   $    172  $     28
  Rental library(2)..........................     2,261        3,012      6,223     21,120     2,795
  Total assets...............................     6,591       10,097     21,294     38,253     6,599
  Credit facility                                     -            -      9,770     16,045         -
  Long-term debt, less current portion.......         -            -      1,232      1,637     2,043
  Total liabilities..........................     6,628       47,621     42,770     32,985     7,298
  Stockholders' equity (deficit).............       (37)     (37,524)   (21,476)     5,267      (699)

-------------

(1) The increase (decrease) in same store revenues compares revenues from stores opened and owned by the Company for twelve full months. (Including relocations)
(2) The decrease in rental library is mainly attributable to the reduction in the number of stores between fiscal years 1998, 1999, 2000, 2001 and 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our amortization of inventory and valuation of customer receivables. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

.. The amortization method of the Company records base stock (generally 3 copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock cost amortized on a straight line basis over 33 months to an estimated $3 salvage value. The cost of non base stock (generally greater than 3 copies per title for each store) is amortized on an accelerated basis over three months to an estimated $3 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value.

.. Customer receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

.. Goodwill represents the excess of the cost of the companies acquired over the fair value of their net assets at the dates of acquisition and is amortized on the straight-line method over 20 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from the expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at January 31, 2002.

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

     Rental library, which includes videocassettes, DVDs and video games, is recorded at cost and amortized over its estimated economic life. Effective January 31, 2000, Video City adopted an accelerated method of amortizing its videocassette, DVD and game rental library. Video City has adopted this method of amortization because it has implemented a new business model, including revenue sharing arrangements, which has dramatically increased the number of videocassettes and DVDs in the stores and is satisfying consumer demand over a shorter period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, Video City has changed its method of amortizing the rental library in order to more closely match expenses in proportion with the anticipated revenues generated therefrom. As of August 24, 2000, Video City terminated its studio revenue share agreements due to the filing of Chapter 11 Bankruptcy. The Company is currently continuing to use the accelerated method of amortization to insure that its rental inventory value remains conservative. The Company will continue to review the current method of amortization of its rental library as it reviews the carrying value of its library in the future.

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

     Certain videocassettes in the rental inventory were obtained through revenue-sharing arrangements, prior to cancellation of such agreements in the fiscal year ended January 31, 2001. Any handling fees per video are amortized on a straight-line basis over the revenue sharing period, and revenue sharing payments are expensed when incurred.

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

Year Ended January 31, 2002 Compared to Year Ended January 31, 2001

     Revenues. Revenues for the fiscal year ended January 31, 2002 (fiscal "2002") decreased $14,164,000 or 44.8%, to $17,451,000 compared to $31,615,000 for the fiscal year ended January 31, 2001 ("fiscal 2001"). The decrease in revenues was primarily attributable to the reduced number of stores operating during the year ended January 31, 2002 as compared to the prior year. The Company divested 30 stores during fiscal year 2001, as part of the Company's bankruptcy reorganization plan. The weighted average number of stores for fiscal 2002 was 42 compared to the prior fiscal year total of 71 stores. Same store revenues for fiscal 2002 decreased by approximately 4.8% compared to fiscal 2001.The Company had management fee income of $7,000 for fiscal 2002 compared to $4,386,000 management fee income in fiscal 2001. The management fee income attributed to 2001 was the result of the "Management Agreement" entered into with West Coast Entertainment Corporation on March 3, 2000 and terminated on February 13, 2001.

     Store Operating Expenses. Store operating expenses for fiscal 2002 decreased $9,171,000, or 46.0%, to $10,646,000 compared to $19,817,000 for fiscal 2001. The decrease in store expenses was primarily attributable to the reduced number of stores operating during the year ended January 31, 2002 as compared to the prior year. The Company divested 30 stores during fiscal year 2001, as part of the Company's bankruptcy reorganization plan. The weighted average number of stores for fiscal 2002 was 42 compared to the prior fiscal year total of 71 stores. Store operating expenses as a percentage of total revenues were 60.2% for fiscal 2002 compared to 62.7% for fiscal 2001.

     Amortization of Rental Library. Amortization of videocassette rental inventory for fiscal 2002 decreased $1,951,000 or 26.8%, to $5,340,000 compared to $7,291,000 for fiscal 2000. The decrease in amortization was primarily attributable to the reduced number of stores operating during the year ended January 31, 2002 as compared to the prior year. The Company divested 30 stores during fiscal year 2001 as part of the Company's bankruptcy reorganization plan. Amortization of videocassette rental inventory as a percentage of rental revenues and product sales was 30.6% for the fiscal 2002 compared to 26.8% for the corresponding period of 2001. The increase in percentage of amortization this fiscal year over last fiscal year was mainly due to the Company not leasing product under studio revenue sharing agreements during the entire fiscal year 2002 versus the Company being on revenue sharing for seven months of the prior fiscal year 2001.

     Cost of Product Sales. The cost of product sales for fiscal 2002 decreased $2,374,000 or 58.3%, to $1,700,000 compared to $4,074,000 for fiscal 2001. The decrease in the cost of product sales was primarily due to the reduced number of stores operating during the year ended January 31, 2002 as compared to the prior year. The Company divested

30 stores during fiscal year 2001, as part of the Company's bankruptcy reorganization plan. The weighted average number of stores for fiscal 2002 was 42 compared to the prior fiscal year total of 71 stores. Cost of product sales as a percentage of rental revenue and product sales, was 9.8% for the fiscal year ended 2002 versus 15.0% for the fiscal year ended 2001.

     Cost of Leased Product. Cost of leased product for fiscal 2002 decreased $1,320,558 or 97%, to $41,443 compared to $1,362,000 for fiscal 2001. The decrease was primarily attributable to the Company ceased revenue sharing with the Studios as of August 24, 2000, upon filing of the Chapter 11 Bankruptcy and was not on revenue sharing during fiscal 2002. The $41,443 expense recorded for fiscal 2002 was the balance of expenses related to the end of term revenue sharing costs on various studio titles.

     Restructuring Costs. The Company incurred $1.6 million in restructuring costs during the fiscal year ending 2001, consisting of severance obligations to employees of approximately $950,000, lease liability for the former executive offices in Torrance, California of approximately $100,000, moving expenses of the corporate office of approximately $80,000 and non-cash write down of the related leasehold improvements of approximately $430,000. These costs were related to the Company's effort to improve the performance of its operations and streamline its corporate expenses after entering into the Management Agreement and in anticipation of the proposed merger between the Company and West Coast Entertainment Corporation. During fiscal 2001 the company paid $703,000 in cash for restructuring expenses. No restructuring expenses were paid in fiscal 2002.

     General and Administrative. General and administrative expenses for fiscal 2002 decreased $4,550,000, or 59.8%, to $3,055,000 compared to $7,605,000 for fiscal 2001. General and administrative expenses as a percentage of total revenues decreased to 17.5% in fiscal 2002 compared to 24.0% in fiscal 2001. The decrease in general and administrative expenses was primarily attributable to the company's reduction in number of employees, employee salaries and related cost savings that resulted from the moving of the Company's corporate headquarters from Philadelphia, Pennsylvania to Bakersfield, California in March 2001.

     Gain(Loss) on Sale of Assets. The loss on sale of assets in 2001 resulted from the disposal of 2 stores prior to the bankruptcy filing.

         Interest Expense. Net interest expense for fiscal 2002 decreased $1,331,000, or 99%, to $17,000 compared to $1,348,000 for fiscal 2001. The decrease in interest expense is reflective of a discontinuance of recording interest expense on secured and unsecured prepetition debt pursuant to American Institute of Certified Accountants Statement of Position 90-7. Interest expense recorded in fiscal 2002 primarily represents payment of interest charged of $12,500 on the balance of the $500,000 payable to Fleet Retail Finance on June 29, 2001, per the agreement ("the Fleet Compromise"), which was approved by the Bankruptcy Court on March 28, 2001.

     Other. "Other" for fiscal 2002 was income of $217,000 compared to expenses of $458,000 for the fiscal year ended 2001. The income for 2002 was primarily attributable to advertising credits from prior periods and various other miscellaneous revenues. The expense for fiscal 2001 was primarily attributable to merger costs written off due to the termination of the West Coast Entertainment and Video City, Inc. management agreement and merger agreement which was terminated as of February 13, 2001.

     Reorganization Items. Professional fees in fiscal 2002 resulted from the retention of legal and financial professionals during the bankruptcy period, as approved by the Bankruptcy Court. Relocation expenses were related to the cost of moving the corporate offices from Philadelphia, Pennsylvania to Bakersfield, California in March 2001. Loss on sale of assets in fiscal 2002 resulted from the sale and liquidation of two stores during the fiscal year. The liquidation and sale of stores was approved by the Bankruptcy Court during the bankruptcy proceedings subsequent to the August 24, 2000 bankruptcy date.

     Income Taxes. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. At January 31, 2002, due to the losses incurred during fiscal 2001 and fiscal 2002, management cannot determine it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Accordingly, a full valuation allowance has been established against the deferred tax asset at January 31, 2002.

     Extraordinary Items. During the year ended January 31, 2002, the Company reported an extraordinary gain from the discharge of $32,769,523 of allowed claims that will be issued common stock pursuant to the Company's approved Plan of Reorganization, net of a deferred tax liability of $136,000. The net deferred tax liability arose as a result of the forgiveness of indebtedness income related to the confirmation of the Plan of Reorganization. In addition, the Company reported an extraordinary gain on troubled debt restructuring of $8,951,429, which represents a settlement of the loan agreement with Fleet Retail Finance as part of the Fleet Compromise.


Year Ended January 31, 2001 Compared to Year Ended January 31, 2000


     Revenues. Revenues for the fiscal year ended January 31, 2001 (fiscal "2001") decreased $13,170,000 or 29.4%, to $31,615,000 compared to $44,785,000 for the fiscal year ended January 31, 2000 ("fiscal 2000"). The decrease in revenues was primarily attributable to the liquidation and divestiture of 19 stores during the second and third quarters of fiscal 2001 and the divestiture and sale of 11 stores during the fourth quarter of fiscal 2001. In addition, the Company had reduced funds available for advertising or purchasing sales inventory. Same store revenues for fiscal 2001 decreased by approximately 14.1% compared to fiscal 2000. The Company had management fee income of $4,386,000 for fiscal 2001 compared to no management fee income in fiscal 2000. The management fee income attributed to 2001 was the result of the "Management Agreement" entered into with West Coast Entertainment Corporation on March 3, 2000 and terminated on February 13, 2001.

     Store Operating Expenses. Store operating expenses for fiscal 2001 decreased $10,133,000, or 33.8%, to $19,817,000 compared to $29,950,000 for fiscal 2000. The decrease in revenues was primarily attributable to the reduced number of stores operating during the year ended January 31, 2002 as compared to the prior year. The Company divested 17 stores during the period August 1, 2000 to September 30, 2000 as part of the Company's bankruptcy reorganization plan. Store operating expenses as a percentage of total revenues were 62.7% for fiscal 2001 compared to 66.9% for fiscal 2000. The decrease in store expenses as a percentage of total revenue for fiscal 2001 was primarily due to operating in Chapter 11 for six months of the fiscal year which reduced expenses to minimum levels to preserve working capital.

     Amortization of Rental Library. Amortization of videocassette rental inventory for fiscal 2001 decreased $$6,400,000 or 46.7% to $7,291,000 compared to $13,691,000 for fiscal 2000. The decrease was primarily attributable to a decrease in rental inventory from the divestiture of 19 stores during the second and third quarters of fiscal 2001 and the divestiture and sale of 11 stores during the fourth quarter of fiscal 2001. In January 2000 the Company adopted an accelerated method, the Company amortizes base stock (copies 1-3) on an accelerated basis over three months to $8, with the remaining base stock cost amortized on an accelerated basis over three months to $8, with the remaining base stock cost amortized on a straight line basis over 33 months to a salvage value of $3. The cost of non base stock (generally greater than 3 copies per title per store) are amortized on an accelerated basis over three months to an estimated $3 salvage value. Amortization of videocassette rental inventory as a percentage of rental revenues and product sales was 27% for the fiscal 2001 compared to 31% for the corresponding period of 2000. In addition, the decrease was partially due to the Company not leasing product under studio revenue sharing agreements due to the Chapter 11 filing. This was partially offset by the liquidation and closing of 33 stores.

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

     General and Administrative. General and administrative expenses for fiscal 2001 decreased $7,133,000, or 48.0%, to $7,605,000 compared to $14,738,000 for fiscal 2000. General and administrative expenses as a percentage of total revenues decreased to 24.0% in fiscal 2001 compared to 32.9% in fiscal 2000. The decrease in general and administrative expenses was primarily attributable to the company's reduction in employee salaries and related cost savings that resulted from the moving of the Company's corporate headquarters from Torrance, California to Philadelphia, Pennsylvania in March 2000. Also the Company incurred significant legal, accounting, financing and other acquisition related costs during fiscal 2000 in order to satisfy the demands of the pending merger, which included restructuring of bank debt, revision of the corporate structure and satisfaction of regulatory requirements that were not required in fiscal 2001. In addition, the Company did not incur the additional costs for payroll, professional services and travel required in fiscal 2000 related to the additional stores acquired in fiscal 2000 and the fourth quarter of fiscal 1999, since the company did not acquire any stores during fiscal 2001.

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

     Other. "Other" for fiscal 2001 was an expense of $458,000 compared to income of $249,000 for the fiscal year ended 2000. The expense for fiscal 2001 was primarily attributable to merger costs written off due to the termination of the West Coast Entertainment and Video City, Inc. management agreement and merger agreement which was terminated as of February 13, 2001. The income for fiscal 2000 was primarily due to the receipt of a break-up fee in connection with the acquisition agreement entered into with Planet Video, Inc.

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

Liquidity and Capital Resources

     Videocassette and DVD rental inventory is accounted for as a non-current asset under generally accepted accounting principles because it is not an asset that is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of this asset as non-current excludes it from the computation of working capital. The acquisition cost of videocassette and DVD rental inventory, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette and DVD rental inventory as a non-current asset, the Company anticipates that it will operate with a working capital deficit during the fiscal year ending January 31, 2002.

     The Company funds its short-term working capital needs, including the purchase of videocassettes, DVD and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future videocassette, DVD and other inventory purchases for its existing stores. There can be no assurance, however, that this will be the case.

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

Subsequent to the year end the Company issued approximately 5,000,000 shares in terms of the approved Plan of Reorganization. Approximately 2,000,000 shares still remain to be issued upon final determination between the Company and certain unsecured creditors, whose claims have not been finally resolved.

     The Company is currently seeking to improve its working capital position by seeking increased trade credit and extended terms from its vendors. In addition, the Company may seek to acquire other short term financing through a private placement. However, no assurance can be given that the Company will be successful in its efforts to obtain either method of short term capital to improve its working capital position.

Cash Flows

         Cash Provided by Operating Activities

Net cash provided by operating activities for fiscal 2002 decreased by approximately $2,694,000, or 34%, compared to fiscal 2001. This decrease was primarily due to a smaller decrease in merchandise inventory in fiscal 2002 as a result of the divestiture of 30 stores in fiscal 2001 as part of the company's bankruptcy reorganization plan, offset by a decrease in other receivables. The decrease was also due to a smaller increase in accounts payable and liabilities subject to compromise in fiscal 2002 as a result of the bankruptcy filing in fiscal 2001.

         Cash Used in Investing Activities

Net cash used in investing activities during fiscal 2002 decreased by approximately $2,698,000 or 35%, compared to fiscal 2001. The change was mainly attributable to the decrease in purchases of videocassette rental inventory as a result of the divestiture of stores in fiscal 2001. In addition, there were less proceeds from sale of fixed assets during fiscal 2002 versus 2001.

         Cash Provided by Financing Activities

Net cash used by financing activities during fiscal 2002 decreased by approximately $2,072,000 or 307%, compared to fiscal 2001. The change was mainly attributable to the repayment of $1,500,000 under the pre-petition revolving credit facility with Fleet (formerly BankBoston) related to the Fleet Compromise Settlement approved by the Bankruptcy court on March 28, 2001.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

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

QUARTERLY RESULTS (UNAUDITED)

            Quarterly results for the years ended January 31, 2002 and 2001 are reflected below:

-------------------------------------------------------------------------------------------------------------------------
                                                    FOURTH            THIRD            SECOND           FIRST
-------------------------------------------------------------------------------------------------------------------------
2002
----

-------------------------------------------------------------------------------------------------------------------------
Revenue                                           $ 4,463,509       $   3,862,364     $   4,448,342     $4,677,262
-------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                           $  (629,556)      $  (1,191,691)    $    (906,098)      (603,709)
-------------------------------------------------------------------------------------------------------------------------
Net loss before extraordinary items               $  (777,377)      $  (1,117,584)    $  (1,090,377)      (762,936)
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $  (913,377)      $  31,651,939     $   7,861,052       (762,936)
-------------------------------------------------------------------------------------------------------------------------
Extraordinary items                               $  (136,000)      $  32,769,523     $   8,951,429              -
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share before
extraordinary items                               $     (0.45)      $       (0.07)    $       (0.07)         (0.05)
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per share
from extraordinary item                           $     (0.08)      $        1.99     $        0.54              -
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per share
                                                  $     (0.53)      $        1.92     $        0.48          (0.05)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                    FOURTH            THIRD             SECOND           FIRST
-------------------------------------------------------------------------------------------------------------------------
2001
----

-------------------------------------------------------------------------------------------------------------------------
Revenue                                           $   6,419,679     $   6,807,108     $   8,885,774     $  9,502,084
-------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                           $  (2,248,067)    $  (2,628,562)    $  (2,613,486)      (2,807,221)
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $  (4,487,606)    $  (4,812,694)    $  (3,599,140)      (3,538,628)
-------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                          $       (0.28)    $       (0.29)    $       (0.22)    $      (0.22)
-------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                        $       (0.28)    $       (0.29)    $       (0.22)           (0.22)
-------------------------------------------------------------------------------------------------------------------------

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      None

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Management of the Company

     The following sets forth certain information with respect to the directors and executive officers of Video City, Inc. (the "Company"):

    Name                                 Age           Positions with the Company                        Director
    ----                                 ---           --------------------------                         Since
                                                                                                          -----
Robert Y. Lee (1)                        39            Chairman of the Board                               1997
Timothy Ford  (2)                        45            Chief Executive Officer                               --
Rudolph R. Patino                        54            Chief Financial Officer, Secretary and Director     2001
David A. Ballstadt                       62            Director                                            1998
Barry L. Collier                         59            Director                                            1997
Gerald W. B. Weber                       51            Director                                            1997

________________________

(1)  Mr. Lee resigned as Chief Executive Officer in July 2001.
(2)  Mr. Ford was appointed Chief Executive Officer in July 2001.


     Robert Y. Lee served until July 31, 2001 as the Company's chairman of the board and chief executive officer since the merger of the Company's predecessor, Lee Video City, Inc. ("Lee Video City"), with and into Prism Entertainment Corporation ("Prism") in January 1997. Mr. Lee founded Lee Video City, Inc. and served as its chairman of the board and chief executive officer since its inception in February 1990. Mr. Lee purchased his first video store in 1983, and during the 1980s opened and acquired more than 20 video stores in Southern California.

     Timothy L. Ford has served as Chief Executive Officer since July 2001 and as President and Chief Operating Officer since the corporate office relocated to Bakersfield, California in March 2001. In 1993, Mr. Ford served as Vice President of Product and Merchandising as well as Regional Vice President of Operations. In 1989 Mr. Ford began pursuing a career in entertainment retail as a District Manager for Wherehouse Entertainment where he was responsible for 32 million dollars in revenue with an operating cash flow of 3.8 million. In 1989 Mr. Ford sold his interest in his companies to his partners. His businesses, which began in 1982, consisted of two restaurants, three nightclubs, five fitness facilities and one racquetball club.

     Rudolph R. Patino has served as Chief Financial Officer of Video City since June 2000, and director since July 2001. He practiced public accounting for the accounting firm of Ernst & Young for four years and has been in private industry for the last 19 years. He has extensive experience in the entertainment industry and started his career in private industry with a controllership at Universal Studios Tour in 1982. Beginning in 1986, he continued his career as the Vice President and Chief Financial Officer of Avalon Attractions, the largest live concert promoter in Southern California. Since leaving Avalon

Attractions in 1995, he has worked for Prism Entertainment Corporation, an independent film production and distribution company and J2 Communications, parent company of the National Lampoon franchise, both publicly held entertainment companies, as their Chief Financial Officer.

     David A. Ballstadt has served as a director of the Company since the acquisition by the Company of its subsidiaries, Adventures in Video, Inc. and KDDJ Investments, Inc., in March 1998. Mr. Ballstadt served as president of the Company from January 1997 to January 1999. Mr. Ballstadt founded and served as the president and chief executive officer of Adventures in Video, Inc. and KDDJ Investments, Inc. until their sale to the Company.

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

Meetings; Attendance; Committees

     During the fiscal year ended January 31, 2002, the Board of Directors of the Company met five times. No incumbent member who was a director during the past fiscal year attended fewer than 75% of the aggregate of all meetings of the Board of Directors and all meetings of the committees of the Board of Directors on which he served.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and greater than 10 percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Because the Company was in Chapter 11 proceedings and because the final figures for stock to be issued to existing shareholders and creditors had not been finally determined, the Company's directors and executive officers have not been able to file revised section 16(a) reports; it is anticipated that such reports will be filed in the near future

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the fiscal years ended January 31, 2002, January 31, 2001 and January 31, 2000 paid by the Company to its chief executive officer and the other executive officers of the Company who earned in excess of $100,000 (collectively, the "Named Executive Officers") based on salary and bonus for the fiscal year ended January 31, 2002:

         Name and                                                                   Long-Term
    Principal Position                       Annual Compensation(1)                Compensation
---------------------------   -------------------------------------------------  ----------------
                                                                                    Securities
                                    Period                                          Underlying
                                    Ended             Salary($)       Bonus         Options (#)
                              --------------------  -------------  ------------  ----------------
Robert Y. Lee (2)               January 31, 2002          94,000             --         150,000
  Chief Executive Officer       January 31, 2001         350,000             --              --
                                January 31, 2000         231,000             --              --

Timothy L. Ford (3)             January 31, 2002         145,000             --         250,000
 Chief Executive Officer        January 31, 2001         113,000             --              --

Rudolph Patino                  January 31, 2002         175,000             --         250,000
 Chief Financial Officer        January 31, 2001          99,500             --              --

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

(2)  Robert Y. Lee resigned as Chief Executive Officer July 2001.

(3)  Timothy Ford was appointed Chief Executive Officer in July 2001.

Effective October 1, 2001, Robert Y. Lee entered into an Non-compete/advisory Agreement with the Company pursuant to which he will serve for a period of three years in the capacity as an advisor with no responsibility for the day-to-day operations of the Company. Mr. Lee will receive a Noncompete/advisory payment of $60,000 per year and participate in all benefits available to members of the Company's management. Mr. Lee is also entitled to certain fringe benefits including a monthly auto allowance.

Effective September 1, 2001, Timothy L. Ford entered into an Employment Agreement with the Company pursuant to which he will serve for a period of three years in the capacity as Chief Executive Officer. Mr. Ford will receive a base salary of $160,000, including annual percentage increases per year and an annual bonus of 3% of adjusted EBITDA cash flow "as defined by Industry standards" provided the Company hits its budgeted EBITDA goals for each fiscal year. Mr. Ford is also entitled to certain fringe benefits including a monthly auto allowance.

Effective September 1, 2001, Rudolph R. Patino entered into an Employment Agreement with the Company pursuant to which he will serve for a period of three years in the capacity as Chief Financial Officer. Mr. Patino will receive a base salary of $175,000, including annual percentage increases per year and an annual bonus of 3% of adjusted EBITDA cash flow "as defined by Industry standards" provided the Company hits its budgeted EBITDA goals for each fiscal year. Mr. Patino is also entitled to certain fringe benefits including a monthly auto allowance.

Option Grants

     The Company granted 500,000 options to two officers during the fiscal year ended January 31, 2002, pursuant to their officers employment agreements. The options have an exercise price of $.25 and vested 50% on September 1, 2001 and will vest 50% on September 1, 2002.

Option Exercises and Fiscal Year-End Values

     No stock options were exercised by any of the Named Executive Officers during the fiscal year ended January 31, 2002. The following table sets forth certain information regarding stock options held by the Named Executive Officers as of January 31, 2002:

                                         Fiscal Year-End Options
                                          Number of Securities
                                         Underlying Unexercised                 Value of Unexercised
                                            Options at Fiscal                 In-the-Money Options at
     Name                                     Year-End (#)                     Fiscal Year End ($)(1)
     ----                           ----------------------------------     --------------------------------
                                      Exercisable      Unexercisable         Exercisable      Unexercisable
                                      -----------      -------------         -----------      -------------
     Robert Y. Lee ...............        150,000            150,000                    --               --
     Timothy L. Ford .............        125,000            125,000                    --               --
     Rudolph R. Patino ...........        125,000            125,000                    --               --


(1) Amounts are shown as the positive spread between the exercise price and the last sale price of the Company's Common Stock as reported on the OTC Bulletin Board on January 31, 2002 ($0.10).

Director Compensation

     Directors, other than directors who are employees of Video City, receive cash compensation in the amount of $12,000 per year for serving on the Video City board and are also entitled to participate in Video City's stock option plans and from time to time to receive grants of options thereunder to purchase shares of Video City's common stock. The Company granted 75,000 stock options to each of the three outside directors during the fiscal year ended 2002.

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

     1998 Stock Option Plan. In June 1998, Video City's board unanimously approved Video City's 1998 Stock Option Plan. In August 1998 Video City's shareholders approved the 1998 Stock Option Plan. The purpose of the 1998 Stock Option Plan is to enable Video City to attract and retain top-quality employees, officers, directors and consultants and to provide them with an incentive to enhance shareholder return. The 1998 Stock Option Plan originally provided for the grant of options to officers, directors, other employees and consultants of Video City to purchase up to an aggregate of 1,200,000 shares of Video City common stock. In March 1999, the Video City board voted to increase the number of shares covered under the 1998 Stock Option Plan to 2,700,000, subject to obtaining shareholder approval; such approval was not solicited, and the proposed increase in the number of shares was abandoned. The 1998 Stock Option Plan is administered by the Video City board or a committee of the Board, and is currently administered by the compensation committee of the Video City board, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1998 Stock Option Plan. Options granted under the 1998 Stock Option Plan may be "incentive stock options" as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Video City's common stock as of May 2, 2002 by (i) each person who is known by Video City to own beneficially more than 5% of Video City's outstanding Video City common stock, (ii) each of the directors of Video City,
(iii) each of the Named Executive Officers, and (iv) all officers and directors of Video City as a group.

                                                                 Number of Shares          Percentage of
                 Name and Address(1)                          Beneficially Owned(2)          Ownership
                 ------------------                           ---------------------          ---------
Robert Y. Lee ............................................          377,318(3)                  4.1%
Timothy Ford .............................................          125,000(3)                  1.4%
Rudolph R. Patino ........................................          167,637(3)                  1.8%
Barry Collier ............................................          127,255(3)                  1.4%
David A. Ballstadt .......................................           98,394(3)                  1.1%
Gerald W.B. Weber ........................................           75,000(3)                  0.1%
Ingram Entertainment Inc .................................        1,815,935                    19.8%
Mortco, Inc ..............................................          169,542                     1.9%
Rentrak Corporation ......................................        1,177,304                    12.8%
All Directors and Executive Officers as a group (7
 persons) ................................................          970,604                    11.0%

_________________
*    Less than one percent.

(1) Except as otherwise indicated, the address of each principal shareholder of Video City is c/o Video City, Inc., whose current address is 4800 Easton Drive, Suite 108, Bakersfield, California 93309.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of Video City common stock subject to options or warrants that are currently exercisable or are exercisable within 60 days of May 2, 2002 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Video City common stock shown as beneficially owned by them.

(3) Includes the following currently exercisable stock options to purchase shares from Video City: Mr. Ford 125,000 shares; Mr. Patino 125,000 shares; Mr. Lee 150,000 shares; Mr. Collier, 75,000 shares; Mr.Ballstadt, 75,000 shares; Mr. Weber, 75,000 shares.

     Video City does not know of any arrangements that may at a subsequent date result in a change of control of Video City.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     During the fiscal year ended January 31, 2001, Video City retained a law firm to render legal services to it on real estate, litigation and other matters. A partner at the law firm served as a director of Video City during fiscal year 2001. Total fees for the years ended January 31, 2001 were $235,000.

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

       In addition, during 1998 the Company entered into a new long-term supply agreement with Ingram for videocassettes and related products; Ingram released Mr. Lee from his personal guarantee of the Company's indebtedness; and the parties entered into the Stockholders Agreement and the Override Agreement, which among other things prohibit certain corporate actions without the approval of Ingram or Ingram's designees on the Board of Directors. All of these transactions and arrangements were entered into either simultaneously with or prior to Ingram's receipt of common stock of the Company.

       As of January 31, 2002 and 2001, the Company owed Ingram approximately $0 million and $11.2 million, respectively.

       On March 25, 1998, the Company entered into a restructured debt agreement with Rentrak Corporation ("Rentrak"), a major lessor of videocassettes under a revenue sharing arrangement (Note 11). Prior to the acquisition of the five companies on March 25, 1998, the Company and Sulpizio One, Inc. (one of the acquired companies) were parties to such arrangements with Rentrak. As part of the restructuring, Rentrak agreed to accept 194,950 shares of the Company's common stock in settlement of a lawsuit Rentrak had previously filed against Adventures in Video, Inc. (one of the acquired companies), and 470,162 shares of the Company's common stock in satisfaction of indebtedness owed to Rentrak by Sulpizio One, Inc. As part of the restructured debt agreement, Rentrak also agreed to a deferral of certain amounts owed to it by Sulpizio One, Inc. and the Company, and obtained a security interest in the assets of the Company to secure such amounts. Rentrak also released Robert Y. Lee, the Company's Chairman of the Board and Chief Executive Officer, from personal guaranties of the Company's indebtedness that Mr. Lee had previously given. Rentrak's wholly-owned subsidiary, Mortco, Inc., is a principal stockholder of the Company. As of January 31, 2002 and 2001 the Company owed Rentrak approximately $0 million and $8.9 million, respectively.

       The Company had either purchased or leased approximately 80% of its supply of new release videos, in the aggregate, from two suppliers, Ingram and Rentrak. During fiscal 2002, the Company purchased approximately $2.3 million of product from Ingram Entertainment and approximately $0 of product from Rentrak. In October 1999, Video City temporarily discontinued making purchases from Rentrak and began leasing product directly from film studios. The relationship with Rentrak and Ingram were replaced with the new agreements entered into as a result of the bankruptcy filings (Note 11).

       The Company has entered into employment and consulting agreements with certain shareholders.

       The Company has entered into employment and non-compete/advisory agreements with certain executives and a director of the company. These basic terms of these agreements are summarized under Item 11.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Schedules:

     The following financial statements of Video City, Inc. (and its predecessor Lee Video City, Inc.) are included in this Report as pages F-1 through F-27:

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity

     Statements of Cash Flows

     Notes to Financial Statements

     (b) Form 8-K

None in the quarter ended January 31, 2002.

     (c) Exhibits

Numbers                       Description
-------                       -----------
3.1 Certificate of Incorporation of the Company including amendments thereto (1)(2)

3.2      Bylaws of the Company (1)

3.3 Certificate of Designations for the Company's Series C Convertible Redeemable Preferred Stock.(3)

3.4 Certificate of Designations for the Company's Series D Convertible Redeemable Preferred Stock.(3)

3.5 Certificate of Designations for the Company's Series E Convertible Preferred Stock.(3)

10.1 Asset Purchase Agreement dated as of April 22, 1999, by and among, the Company, Videoland, Inc. and Blockbuster Inc.(3)

10.2 Agreement of Merger and Plan of Reorganization, dated as of March 30, 1999, by and among the Company, Video Galaxy, Inc., James G. Howard, George M. Peloso and Kurt Peterson (previously filed).(3)

10.3 Debt Conversion Agreement dated as of March 30, 1999, by and among the Company, Rentrak Corporation, Mortco, Inc. and Video Galaxy, Inc.(3)

10.4 Warrant to purchase 500,000 shares of Common Stock, dated as of March 31, 1999, between the Company and Mortco, Inc.(3)

10.5 Form of Option Agreement for directors and executive officers of the Company.(3)

10.6 Form of Indemnity Agreement for directors and officers of the Company.(3)

10.7 Second Modification Agreement, dated as of March 31, 1999, to Loan and Security Agreement by and among the Company, its subsidiaries and BankBoston Retail Finance Inc.(3)

10.8 Stock Purchase Agreement, dated June 2, 1999, by and between the Company and The Value Group, LLC.(4)

10.9 Common Stock Purchase Warrant, dated May 11, 1999, by and between the Company and The Value Group, LLC.(4)

10.10 Stock Purchase Agreement, dated June 11, 1999, by and between the Company and International Video Distributors, LLC.(4)

10.11 Common Stock Purchase Warrant, dated June 11, 1999, by and between the Company and International Video Distributors, LLC.(4)

10.12 Agreement and Plan of Merger, dated August 1, 1999, by and among the Company, Key Stone Merger Corp. and West Coast Entertainment Corporation (previously filed).(4)

10.13 Employment Agreement, dated June 16, 1999, between the Company and Richard T. Gibson(4)

10.14 Amendment to Loan Documents, dated as of December 31, 1998, by and among the Company, Ingram Entertainment Inc. and the debtors named therein.(4)

10.15 Warrant to Purchase Common Stock, dated December 31, 1998, executed by the Company for Ingram Entertainment Inc.(4)

10.16 Forbearance Agreement dated September 10, 1999, by and between the Company and BankBoston Retail Finance, Inc.(5)

10.17 Management Agreement, dated as of March 3, 2000, by and between Video City, Inc. and West Coast Entertainment Corporation. (6)

10.18 First Amendment to Merger Agreement, dated as of March 3, 2000, by and among Video City, Inc., Keystone Merger Corp. and West Coast Entertainment Corporation. (6)

10.19 Forbearance Agreement, dated March 9, 2000, between Video City, Inc. and Fleet Retail Finance Inc. f/k/a BankBoston Retail Finance Inc. (6)

23.1     Consent of Certified Public Accountants (7)

(1) Previously filed as exhibit to Prism Entertainment Corporation's Annual Report on Form 10K for the fiscal year ended January 31, 1998, and incorporated herein by reference.

(2) Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998, and incorporated herein by reference.

(3) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999, and incorporated herein by reference.

(4) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, and incorporated herein by reference.

(5) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999, and incorporated herein by reference.

(6) Previously filed as exhibits to the Company's Current Report on Form 8-K, dated March 30, 1998, and incorporated herein by reference.

(7) Filed herewith

     (d) Financial Statement Schedule

     Schedules for which provision is made in the applicable accounting regulation Of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                VIDEO CITY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

        ITEM 8. Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements are filed with this report:

     Report of Independent Certified Public Accountants                                    F-3
     Consolidated Balance Sheets                                                           F-4
     Consolidated Statements of Operations                                                 F-5
     Consolidated Statements of Stockholders' Deficit                                      F-6
     Consolidated Statements of Cash Flows                                                 F-7
     Notes to Consolidated Financial Statements                                            F-9

               Report of Independent Certified Public Accountants

The Board of Directors
Video City, Inc.

We have audited the accompanying consolidated balance sheets of Video City, Inc. as of January 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years ended January 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video City, Inc. as of January 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                            BDO SEIDMAN, LLP

Los Angeles, California
April 19, 2002

                                VIDEO CITY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                             Years ended January 31,
                                                                                         --------------------------------
                                                                                             2002              2001
                                                                                         --------------    --------------
Assets

Current assets:
   Cash                                                                                $             -   $     1,046,164
   Customer receivables                                                                        377,033           433,024
   Other receivables (Note 3)                                                                        -           946,655
   Merchandise inventories                                                                     529,334           965,025
   Prepaid expenses and other assets                                                            74,270                 -
                                                                                         --------------    --------------
Total current assets                                                                           980,637         3,390,868
Rental library, net                                                                          2,261,331         3,012,387
Property and equipment, net (Note 5)                                                         1,215,146         1,525,409
Goodwill, net                                                                                1,787,361         1,912,713
Other assets                                                                                   346,645           256,011
                                                                                         --------------    --------------
Total assets                                                                           $     6,591,120   $    10,097,388
                                                                                         --------------    --------------

Liabilities and Stockholders' Equity (Deficit)
 Liabilities not subject to compromise:
   Current liabilities:
     Bank overdraft                                                                    $       103,582   $             -
     Accounts payable (Note 4)                                                               1,666,978           215,724
     Accrued expenses (Note 4)                                                               1,052,653         1,041,134
     Note payable                                                                               48,262                 -
     Current portion of tax liability                                                          149,880                 -
     Other liabilities                                                                         332,829                 -
                                                                                         --------------    --------------
   Total current liabilities                                                                 3,354,184         1,256,858
   Other liabilities                                                                                 -            45,526
   Shares issuable under plan of reorganization (Note 11)                                    1,750,000                 -
   Deferred tax liability (Note 8)                                                             136,000                 -
   Tax liability less current portion                                                          431,759                 -
                                                                                         --------------    --------------
Total liabilities not subject to compromise                                                  5,671,943         1,302,384
Liabilities subject to compromise:
   Accounts payable (including $0 and $13,880,500 due to related parties) (Note 4)             956,347        26,443,937
   Senior secured revolving credit facility (Note 6)                                                 -        10,451,429
   Long-term debt (including $0 and $6,219,500 due to related parties) (Note 7)                      -         6,790,454
   Accrued interest (including $0 and $956,260 due to related parties) (Note 4)                      -         1,004,342
   Other liabilities                                                                                 -         1,628,690
                                                                                         --------------    --------------
Total liabilities subject to compromise                                                        956,347        46,318,852
                                                                                         --------------    --------------
Total liabilities                                                                            6,628,290        47,621,236
                                                                                         --------------    --------------
Commitments and contingencies (Note 10)
Stockholders' deficit (Note 11):
   Preferred stock                                                                                   -         6,292,135
   Common stock, $.01 par value per share, authorized 30,000,000 shares; issued and
     outstanding 16,442,662 shares at 2001                                                           -           164,427
Additional paid-in capital                                                                  19,683,530        13,576,968
Accumulated deficit                                                                        (19,720,700)      (57,557,378)
                                                                                         --------------    --------------
Total stockholders' deficit                                                                    (37,170)      (37,523,848)
                                                                                         --------------    --------------
Total liabilities and stockholders' deficit                                            $     6,591,120   $    10,097,388
                                                                                         ==============    ==============

          See accompanying notes to consolidated financial statements.

                                VIDEO CITY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Years Ended January 31,
                                                                         ----------------------------------------------
                                                                             2002            2001             2000
                                                                         ------------    -------------    -------------
Revenue
   Rental revenues and product sales                                     $ 17,444,177    $  27,228,759    $  44,784,703
   Management fee income (Note 12)                                              7,300        4,385,886                -
                                                                         ------------    -------------    -------------
Total revenue                                                              17,451,477       31,614,645       44,784,703
                                                                         ------------    -------------    -------------

Operating costs and expenses
   Store operating costs                                                   10,646,248       19,816,623       29,950,293
   Amortization of rental library                                           5,339,991        7,291,355       13,691,184
   Cost of product sales                                                    1,699,690        4,073,617        8,913,401
   Cost of leased product                                                      41,443        1,362,251        4,281,313
   Restructuring (Note 9)                                                           -        1,564,000                -
   General and administrative                                               3,054,529        7,604,762       14,738,358
   (Gain) loss on sale of assets                                                    -          199,373       (1,400,021)
   Store closure costs                                                              -                -        3,210,830
                                                                         ------------    -------------    -------------
Total operating costs and expenses                                         20,781,901       41,911,981       73,385,358
                                                                         ------------    -------------    -------------

Loss from operations                                                       (3,330,424)     (10,297,336)     (28,600,655)

Other (income) expense
   Interest expense, net (contractual interest $1,758,000, $1,980,104
     and $3,706)                                                               16,945        1,347,699        3,706,749
   Other                                                                     (216,816)         457,500         (249,078)
                                                                         ------------    -------------    -------------
Loss before reorganization items and income taxes                          (3,130,553)     (12,102,535)     (32,058,326)

Reorganization items
   Professional fees                                                          587,865          504,777                -
   (Gain) Loss on sale of assets (Note 3)                                     (34,600)       3,508,614                -
   Relocation of corporate office                                              58,417                -                -
                                                                         ------------    -------------    -------------
Loss before income taxes and extraordinary items                           (3,742,235)     (16,115,926)     (32,058,326)

Income tax expense (Note 8)                                                     6,039                -          707,299
                                                                         ------------    -------------    -------------
Loss before extraordinary items                                            (3,748,274)     (16,115,926)     (32,765,625)

Extraordinary items
   Troubled debt restructuring gain, net of tax (Note 6)                    8,951,429                -                -
   Discharge of liabilities subject to compromise, net of deferred tax
   liability of $136,000 (Notes 1 and 8)                                   32,633,523                -                -
                                                                         ------------    -------------    -------------
Total extraordinary items                                                  41,584,952                -                -
                                                                         ------------    -------------    -------------
Income (loss) before dividends                                             37,836,678      (16,115,926)     (32,765,625)
                                                                         ============    =============    =============
Dividends on preferred stock                                                        -         (322,142)        (492,522)
Net income (loss) available to common shareholders                       $ 37,836,678    $ (16,438,068)   $ (33,258,147)
                                                                         ============    =============    =============

Earnings (loss) per share (Note 13)
   Basic and diluted loss per common share before extraordinary items    $      (0.30)   $       (1.01)   $       (2.29)
   Basic and diluted income per common share from extraordinary items    $       3.37    $           -    $           -
   Basic and diluted net income (loss) per common share                  $       3.07    $       (1.01)   $       (2.29)
   Weighted average number of common shares outstanding - basic and
     diluted                                                               12,323,490       16,301,969       14,509,555

          See accompanying notes to consolidated financial statements.

                                VIDEO CITY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                    Preferred Stock (Note 12)
                                             --------------------------------------------------------------------------------
                                                Series AA           Series B             Series C              Series D
                                             ----------------  -------------------  -------------------  --------------------
                                             Shares   Amount   Shares     Amount     Shares    Amount     Shares     Amount
                                             ------ ---------  -------  ----------  --------  ---------  --------  ----------

                                             ------ ---------  -------  ----------  --------  ---------  --------  ----------
Balance at January 31, 1999                  7,750  $ 698,773   76,000  $ 3,065,190         -  $       -         -  $         -

Stock issued in satisfaction of payables         -          -        -            -         -          -         -            -

Stock issued for services rendered               -          -        -            -       403    403,000         -            -

Stock issued for acquisitions                    -          -        -            -       112     63,840     2,000    1,187,334

Stock issued for private placement               -          -        -            -       625    625,000         -            -

Stock option and warrants exercised              -          -        -            -         -          -         -            -

Preferred stock converted into common       (3,750)  (334,162)      -             -      (740)  (691,840)        -            -

Preferred stock dividends ($492,522
   in common stock)                              -          -        -            -         -          -         -            -

Issuance of options and warrants                 -          -        -            -         -          -         -            -

Net loss                                         -          -        -            -         -          -         -            -
                                            ------  ---------  -------  -----------  --------  ---------  --------  -----------

Balance at January 31, 2000                  4,000    364,611   76,000    3,065,190       400    400,000     2,000    1,187,334

Stock issued in satisfaction of
   payables                                      -          -        -            -         -          -         -            -

Stock issued for services rendered               -          -        -            -        75     75,000         -            -

Preferred stock dividends ($202,668
   in common stock)                              -          -        -            -         -          -         -            -

Net loss                                         -          -        -            -         -          -         -            -
                                            ------  ---------  -------   ----------  --------  ---------  --------  -----------

Balance at January 31, 2001                  4,000    364,611   76,000    3,065,190       475    475,000     2,000    1,187,334

Stock cancelled upon effective date
   of plan of reorganization                (4,000)  (364,611) (76,000)  (3,065,190)     (475)  (475,000)   (2,000)  (1,187,334)

Net income                                       -          -        -            -         -          -         -            -
                                            ------  ---------  -------  -----------  --------  ---------  --------  -----------

                                                 -  $       -        -  $         -         -  $       -         -  $         -
                                            ======  =========  =======  ===========  ========  =========  ========  ===========

                                                                                           Additional
                                         --------------------
                                               Series E                Common Stock          Paid-in      Accumulated
                                         --------------------    ------------------------
                                         Shares      Amount        Shares        Amount      Capital        Deficit
                                         -------   ----------    -----------   ----------  -----------   ------------

                                         -------   ----------    -----------   ----------  -----------   ------------
Balance at January 31, 1999                    -  $         -     13,498,715   $ 134,987   $ 9,229,687   $ (7,861,163)

Stock issued in satisfaction of
   payables                                2,056    2,056,000        203,300       2,033       379,667              -

Stock issued for services rendered             -            -         26,000         260        33,852              -

Stock issued for acquisitions                  -            -        344,000       3,440       609,224              -

Stock issued for private placement             -            -              -           -             -              -

Stock option and warrants exercised            -            -        123,077       1,231        66,459              -

Preferred stock converted into common       (856)    (856,000)     1,057,858      10,578     1,657,734              -

Preferred stock dividends ($492,522
   in common stock)                            -            -        515,009       5,150       487,373       (492,522)

Issuance of options and warrants               -            -              -           -       804,552              -

Net loss                                       -            -              -           -                   (32,765,62)
                                         -------  -----------   ------------   ---------   -----------   ------------

Balance at January 31, 2000                1,200    1,200,000     15,767,959     157,679    13,268,548     (41,119,31)

Stock issued in satisfaction of
   payables                                    -            -        150,000       1,500       111,000              -

Stock issued for services rendered             -            -              -           -             -              -

Preferred stock dividends ($202,668
   in common stock)                            -            -        524,703       5,248       197,420       (322,142)

Net loss                                       -            -              -           -             -     (16,115,92)
                                         -------  -----------   ------------   ---------   -----------   ------------

Balance at January 31, 2001                1,200    1,200,000     16,442,662     164,427    13,576,968     (57,557,37)

Stock cancelled upon effective date
   of plan of reorganization              (1,200)  (1,200,000)   (16,442,662)   (164,427)    6,106,562              -

Net income                                     -            -              -           -             -     37,836,678
                                         -------  -----------   ------------   ---------   -----------   ------------

                                               -  $         -              -   $       -   $19,683,530   $(19,720,700)
                                         =======  ===========   ============   =========   ===========   ============

          See accompanying notes to consolidated financial statements.

                                VIDEO CITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in cash and cash equivalents

                                                                                       Years ended January 31,
                                                                           ------------------------------------------------
                                                                               2002              2001             2000
                                                                           -------------     -------------    -------------
Cash flows from operating activities:

Net income (loss)                                                          $ 37,836,678      $(16,115,926)    $(32,765,625)

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                              6,137,639        12,946,560       16,253,259
   (Gain) loss on sale of assets                                                (34,600)        3,969,510       (1,400,021)
   Extraordinary item - troubled debt restructuring                          (8,951,429)                -                -
   Extraordinary item - discharged liabilities subject to compromise        (32,769,523)                -                -
   Deferred tax liability                                                       136,000                 -                -
   Issuance of stock for services and inventory                                       -           187,500        2,846,082
   Store closures                                                                     -                 -        1,604,297
   Issuance of stock options and warrants                                             -                 -          804,552
   Decrease (increase) in deferred tax asset                                          -                 -          688,536
   Changes in assets and liabilities, net of effects from acquisitions:
      Decrease in accounts receivable                                            55,991           570,555        1,160,962
      Decrease (increase) in other receivables                                  946,655          (946,655)               -
      Decrease in notes receivable                                                    -             9,078           82,234
      Decrease (increase) in merchandise inventory                              435,691         2,802,894       (2,205,613)
      Decrease (increase) in prepaid express and other assets                  (178,904)          571,113          240,026
      Increase in accounts payable and liabilities subject to compromise        962,326         3,506,231       12,128,385
      Increase (decrease) in accrued expenses and liabilities subject
         to compromise                                                          444,903        (1,024,290)      (2,321,764)
      Increase (decrease) in other liabilities and liabilities subject
         to compromise                                                          287,303         1,574,760         (328,335)
      Increase in deferred revenue                                               48,262                 -                -
                                                                           ------------      ------------     ------------
Net cash provided by (used in) operating activities                           5,356,992         8,051,330       (3,213,025)
                                                                           ------------      ------------     ------------

Cash flows from investing activities
   Purchases of videocassette rental inventory, net                          (4,790,099)       (9,146,740)      (6,425,632)
   Purchases of fixed assets                                                   (351,009)         (162,391)      (2,043,954)
   Store acquisitions                                                                 -                 -         (167,036)
   Proceeds from sale of fixed assets                                           134,370            28,434       13,863,000
   Proceeds from sale of fixed assets after bankruptcy filing                         -         1,575,893                -
   Repayment on notes receivable                                                      -                 -        2,053,391
                                                                           ------------      ------------     ------------
Net cash provided by (used in) investing activities                          (5,006,738)       (7,704,804)       7,279,769
                                                                           ------------      ------------     ------------

Cash flows from financing activities
   Increase in bank overdraft                                                   103,580                 -                -
   Proceeds from the issuance of preferred stock                                      -                 -          625,000
   Repayment of pre-petition long-term debt                                           -            (6,531)        (434,533)
   Proceeds from issuance of long-term debt                                           -                 -        2,015,979
   Proceeds from borrowings (repayments) under pre-petition revolving
      credit facility, net                                                   (1,500,000)          681,855       (6,274,919)
   Cash payment made in conversion of preferred stock                                 -                 -         (213,690)
   Proceeds from exercise of stock options                                            -                 -           67,692
                                                                           -------------     ------------     ------------
Net cash provided by (used in) financing activities                          (1,396,420)          675,324       (4,214,471)
                                                                           ------------      ------------     ------------
Net increase (decrease) in cash                                              (1,046,166)        1,021,850         (147,727)
Cash at beginning of year                                                     1,046,166            24,316          172,043
                                                                           ------------      ------------     ------------
Cash at end of year                                                        $          -      $  1,046,166     $     24,316
                                                                           ============      ============     ============

          See accompanying notes to consolidated financial statements.

                                VIDEO CITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                                              Years ended January 31,
                                                                                   ----------------------------------------------
                                                                                       2002             2001             2000
                                                                                   ------------    --------------   -------------
Supplementary disclosures of cash flow information

Cash paid during the year:
   Interest                                                                        $     12,500    $    1,347,669   $   1,437,112
   Income taxes                                                                           6,039                 -          17,924
   Reorganization items                                                               1,047,000           104,000               -

Noncash investing and financing activities:
   Cancellation of preferred stock                                                    6,292,135                 -               -
   Cancellation of common stock                                                      13,741,395                 -               -
   Liability for shares issuable under plan of reorganization                         1,750,000                 -               -
   Professional services financed through issuance of common stock                            -                 -       2,846,082
   Liabilities converted to preferred stock                                                   -                 -       1,187,334
   Common stock issued in satisfaction of payables                                            -           112,500               -
   Professional services financed through issuance of preferred stock                         -            75,000               -
   Preferred stock dividends                                                                  -           322,142         492,522
   Conversion of accounts payable to short term debt                                          -                 -       1,453,706

For acquisitions consummated during fiscal 2000, the Company paid $167,036, net of cash acquired. In conjunction with the acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired                                                                                    $   1,614,929
   Cash paid                                                                                                             (167,036)
   Common stock issued                                                                                                   (641,394)
   Preferred stock issued                                                                                             ( 1,251,174)
   Goodwill                                                                                                             4,172,469
                                                                                                                    -------------
   Liabilities assumed                                                                                              $   3,727,794
                                                                                                                    =============

           See accompanying notes to consolidated financial statements

                                VIDEO CITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1 - BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NOTE 1--Business Operations and Significant Accounting Policies

Video City, Inc. (the "Company"), a Delaware Corporation, was formed on January 27, 1984. The Company owns and operates retail specialty stores located throughout the United States that rent and sell videocassettes, digital video discs ("DVD"), and video games.

The Company's predecessor, Lee Video City, Inc. ("Lee Video City"), was formed as a California corporation in February 1990 for the purpose of developing a chain of retail video specialty stores. In January 1997, Lee Video City, Inc. merged with and into Prism Entertainment Corporation, a Delaware Corporation incorporated in January 1984 ("Prism"), pursuant to an Agreement and Plan of Reorganization and Merger, dated as of October 25, 1996 (the "Plan"), and the surviving corporation changed its name to "Video City, Inc." As a result of the Company's sale of its library of feature films and other film properties in 1998, the Company's sole business is the ownership and operations of retail specialty stores.

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

Bankruptcy

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. The proceedings began on August 17, 2000, when Fleet Retail Finance ("Fleet") purported to accelerate the outstanding indebtedness under the Company's secured credit facility (Note 7). On August 24, 2000 as a result of the Fleet action, the Company and its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock are to be issued in cancellation of all shares of preferred stock outstanding prior to such distribution to preferred shareholders; and 5,600,000 shares of common stock are to be issued to Video City's creditors. The Company anticipates that all liabilities subject to compromise will receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan certain class 4A creditors had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain tax obligations of approximately $1.3 million that are to be paid in cash over five years from the date of assessment, of which approximately $600,000 have been reclassified out of liabilities subject to compromise. The remaining balance is still in dispute.

The Company will issue 7,000,000 shares of new common stock of reorganized Video City (Note 16). The holders of existing voting shares immediately before the confirmation received more than 50% of the voting shares of the emerging entity and therefore the Company did not adopt fresh-start reporting upon its emergence from Chapter 11. Liabilities compromised by the confirmed plan were stated at the present value of the amounts to be paid, and the forgiveness of debt has been reported as an extraordinary item.

                                VIDEO CITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

On August 29, 2001, the effective date of the Plan, liabilities subject to compromise totaling $34,169,523 were discharged. All of the preferred and common stock of the Company was deemed canceled. The Company recorded an extraordinary gain of $32,769,523, net of $1,400,000 fair value of 5,600,000 share of common stock to be issued to creditors, to discharge liabilities subject to compromise. At January 31, 2002, the balance sheet reflects a liability in the amount of $1,750,000 for 7,000,000 shares of common stock issuable under the Plan of Reorganization. The estimated fair value of the common stock was $0.25 determined by the board of directors based on pre-petition trading prices converted at the ratio of common stock issued to the existing common shareholders in the plan of reorganization.

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

Reorganization items are reported separately within the operating, investing and financing categories of the Consolidated Statement of Cash Flows.

                                VIDEO CITY, INC.

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

Rental Library

During the fourth quarter of fiscal 2000, the Company adopted an accelerated method of amortizing its videocassette, DVD and game rental library. The Company has adopted this new method of amortization because it has implemented a new business model, including revenue sharing agreements, which has increased the number of videocassettes and DVDs in the stores and is satisfying consumer demand over a shorter period of time. Revenue sharing allows the Company to purchase videocassettes and DVDs at a lower initial product cost than the traditional buying arrangements, with a percentage of net rental revenues shared over a contractually determined period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, the Company changed its method of amortizing the rental library in order to more closely match expenses in proportion with the anticipated revenues to be generated therefrom.

Pursuant to the new amortization method, the Company records base stock (generally 3 copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock cost amortized on a straight line basis over 33 months to an estimated $3 salvage value. The cost of non base stock (generally greater than 3 copies per title for each store) is amortized on an accelerated basis over three months to an estimated $3 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value. Revenue-sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

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

Rental amortization expense approximated $5.5 million, $7.2 million and $13.7 million (including a $7.1 million adjustment recorded in the fourth quarter fiscal 2000), for the years ended January 31, 2002, 2001 and 2000.

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

Goodwill

Goodwill represents the excess of the cost of the companies acquired over the fair value of their net assets at the dates of acquisition and is amortized on the straight-line method over 20 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from the expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at January 31, 2002. Amortization expense charged to operations for the year ended January 31, 2002 and 2001 was $0.13 million and $0.2 million, respectively.

Revenue Recognition

Revenue is recognized at the time of rental or sale, or as extended rental fees accrue, net of allowances for doubtful amounts, based on historical experience.

                                VIDEO CITY, INC.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $20,666, $210,258 and $1,191,891 for the years ended January 31, 2002, 2001 and 2000, respectively.

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

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                                VIDEO CITY, INC.

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

Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", the Company has disclosed the fair value, related carrying value and method for determining the fair value of its financial instruments. (See
Note 14.)

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

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

NOTE 3--DIVESTITURE OF STORES

During the year ended January 31, 2002, the Company closed two stores and rejected the leases in terms of the Plan of Reorganization. A third store was sold in exchange for cancellation of a note payable and receipt of cash. The Company realized a gain on sale of $34,600.

During the fourth quarter of fiscal 2001, the Company sold 14 stores and recorded a loss of approximately $1.4 million, which included approximately $1.25 million of unamortized goodwill. At January 31, 2001, the proceeds from the sale of the stores were held in a trust account by a legal firm.

In July 2000, the Company sold 2 stores and recorded a loss of approximately $199,000.

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--DIVESTITURE OF STORES (Continued)

On September 27, 2000, the Company obtained approval from the Bankruptcy Court to reject the leases on 17 under-performing store locations and liquidate the assets. The assets were sold to Video One Liquidators at the aggregate net liquidation price of $508,760. The Company recognized a loss on the sale of approximately $2.2 million during the third quarter of fiscal 2001 including approximately $1.5 million of unamortized goodwill, which is included in the reorganization items.

NOTE 4--RELATED PARTY TRANSACTIONS

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

In addition, the Company entered into a long-term supply agreement with Ingram for videocassettes and related products; Ingram released Mr. Lee from his personal guarantee of the Company's indebtedness; and the parties entered into the Stockholders Agreement and the Override Agreement, which among other things prohibited certain corporate actions without the approval of Ingram or Ingram's designees on the Board of Directors. All of these transactions and arrangements were entered into either simultaneously with or prior to Ingram's receipt of common stock of the Company.

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

In November 1999, the Company issued warrants to purchase 2,000,000 shares of the Company's common stock, at an exercise price of $0.875 per share (1,000,000 shares to Ingram Entertainment and 1,000,000 shares to an officer of the Company). Ingram Entertainment agreed to provide an additional $2 million trade credit to the Company of which up to $1 million was guaranteed by an officer of the Company.

As of January 31, 2002 and 2001, the Company owed Ingram approximately $0 and $11.2 million. As a result of the bankruptcy, the amount owing at August 24, 2000 was included in liabilities subject to compromise.

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--RELATED PARTY TRANSACTIONS (Continued)

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

As of January 31, 2002 and 2001, the Company owed Rentrak approximately $0 and $8.9 million. As a result of the bankruptcy, the amount owing at August 24, 2000 was included in liabilities subject to compromise.

The Company had either purchased or leased approximately 80% of its supply of new release videos, in the aggregate, from two suppliers, Ingram and Rentrak. During fiscal 2002, the Company purchased approximately $2.3 million of product from Ingram Entertainment and approximately $0 of product from Rentrak. In October 1999, Video City temporarily discontinued making purchases from Rentrak and began leasing product directly from film studios. The relationships with these vendors were replaced with the new agreements entered into as a result of the bankruptcy filings. (Note 10.)

Other Related Parties

From February 1999 through January 31, 2000, Video City had consulting agreements with two principal shareholders of Video City pursuant to which they provided retail video rental and sales consulting services to Video City. The consulting agreements provided for the payment by Video City of $25,333 per month to each of them, and the consultants granted a waiver of a like amount of dividends payable on the Series B Preferred Stock.

During the fiscal years ended January 31, 2002 and 2001, Video City retained a law firm to render legal services to it on real estate, litigation and other matters. A partner at the law firm previously served as a director of Video City. Total fees for the years ended January 31, 2002 and 2001 were $0 and $235,000.

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--RELATED PARTY TRANSACTIONS (Continued)

The Company has entered into employment and consulting agreements with certain shareholders and officers (See Note 10).

The Company made loans to employees and directors during the years ended January 31, 2002 and 2001, respectively. At January 31, 2002 and 2001, the Company had no unsecured employee and director loans.

NOTE 5--PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                                                                           January 31,
                                                                   ----------------------------
                                                                       2002            2001
                                                                   ------------    ------------
Furniture and fixtures                                             $  1,393,239    $  1,883,969
Equipment                                                               847,297       2,650,198
Leasehold improvements                                                  848,111       1,064,784
                                                                   ------------    ------------

Total property and equipment                                          3,088,647       5,598,951

Accumulated depreciation and amortization                            (1,873,501)     (4,073,542)
                                                                   ------------    ------------

Total property and equipment, net                                  $  1,215,146    $  1,525,409
                                                                   ============    ============

Depreciation and amortization expense was $658,296, $1,680,478 and $1,879,370 for the years ended January 31, 2002, 2001 and 2000, respectively.

NOTE 6--SENIOR SECURED REVOLVING CREDIT FACILITY

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

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--SENIOR SECURED REVOLVING CREDIT FACILITY (Continued)

The Company and Fleet Retail Finance entered into an agreement ("the Fleet Compromise"), which was approved by the Court on March 28, 2001. The salient terms of the agreement granted Fleet Retail Finance an allowed claim in the amount of $10,000,000. In full satisfaction of the claim, the Company agreed to make two payments consisting of $1,500,000. The first payment of $1,000,000 was paid on March 28,2001 and the second payment of $500,000 was made on June 29, 2001 resulting in the full satisfaction of the Allowed Fleet Claim. As a result, the Company has recorded an extraordinary gain from troubled debt restructuring during the year ended January 31, 2002. In addition, both parties jointly dismissed the State Court Action with prejudice and Fleet Retail Finance and the Company simultaneously executed a mutual release of any and all claims against the directors, officers, employees, and other representatives of each company.

NOTE 7--LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                        January 31,
                                                                                   ----------------------
                                                                                     2002         2001
                                                                                   --------    ----------
Promissory note, secured by certain assets, subordinate to the credit facility, executed in April 1999, payable in April 2000 and bearing interest at a prime plus 1.5%. The Company has defaulted on the payment terms of this note.
   Interest rate increased to 14% in July 1999.                                    $      -   $ 1,700,000

Unsecured note to fulfill outstanding trade payables, executed in February
   1999, bearing interest of 10%, payable in January 2000. The Company has defaulted on the payment terms of this note. Interest rate increased to 14%
   in January 2000.                                                                       -     1,453,706

Promissory notes, secured by certain assets subordinate to the credit facility
   (Note 8), payable in monthly installments of $34,403 and $5,952, interest
   imputed at 9% per annum, due June 2003.                                                -     1,660,653

Promissory notes, secured by certain assets subordinate to the credit facility
   (Note 8), at interest rates varying from 9% to 10% per annum, due July 1999.
   The Company has defaulted on the payment terms of this note. Interest rate
   increased to 12% in July 1999.                                                         -     1,405,141

Other unsecured loan to fulfill settlement obligation for $259,847, payable in monthly installments of $8,000, including interest at 8.5% per annum until
   February 20, 2000.                                                                     -         8,059

Unsecured notes to fulfill outstanding trade payables, executed in July through
   September of 1999, bearing interest of 10% due and payable in December 1999.
   The Company has defaulted on the payment terms of this note. Interest
   increased to 18% in December 1999.                                                     -       303,539

Other unsecured obligations, including interest from 7% to 15% per annum, due from January 2000 to September 2010. The Company has defaulted on the
   payment terms of this note.                                                            -       259,356
                                                                                   --------   -----------
Total long-term debt                                                                      -     6,790,454
Current portion                                                                           -             -
                                                                                   --------   -----------

Long-term debt, less current portion                                               $      -   $ 6,790,454
                                                                                   ========   ===========

All long-term debt outstanding on August 24, 2000 was classified as liabilities subject to compromise and settled pursuant to the Plan. No interest was accrued on the long-term debt subsequent to the bankruptcy filing. No principal or interest payments on pre-petition debt were made during the bankruptcy proceedings.

As of August 24, 2000, the Company had outstanding indebtedness in the aggregate amount of $4,862,238 with certain of the Company's key suppliers that reached maturity and were overdue. The debt agreements with the key suppliers provided for increased interest rates ranging from 12% to 18% and penalty payments of up to 8% during the periods of default. As a result of the bankruptcy filing, the outstanding indebtedness to those key suppliers was included in liabilities subject to compromise and settled pursuant to the Plan.

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES

As of January 31, 2002, net operating loss carryforwards generated by the Company of approximately $6,900,000 and $0 for Federal and California income tax purposes are available to offset future taxable income through 2021. The Company's ability to utilize net operating loss carryforwards is dependent upon its ability to generate taxable income in future periods. The Company believes that a portion of the Federal net operating losses may be limited due to ownership changes as a result of the plan of reorganization (Note 1). The ownership changes are as defined under Section 382 of the Internal Revenue Code of 1986. Unused annual limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

The income tax provision (benefit) is comprised of the following current and deferred amounts:

                                            Years Ended January 31,
                                  --------------------------------------------
                                      2002             2001            2000
                                  -----------     ------------     -----------
Current
-------
   Federal                        $         -     $          -     $         -
   State                                6,039                -          16,765
                                  -----------     ------------     -----------
                                        6,039                -          16,765
                                  -----------     ------------     -----------

Deferred
--------
   Federal                                  -                -         712,425
   State                              136,000                -         (21,891)
                                  -----------     ------------     -----------
                                      136,000                -         690,534
                                  -----------     ------------     -----------

                                  $   142,039     $          -     $   707,299
                                  ===========     ============     ===========

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary difference, and
(iii) future taxable income generated by future operations. At January 31, 2002 and 2001, due to the losses incurred during fiscal 2002 and 2001, and the Company's short-term divestiture strategy, management cannot determine it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Accordingly, a full valuation allowance has been established against the deferred tax asset at January 31, 2002 and 2001.

                                VIDEO CITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES (Continued)

The assets acquired from the Videoland merger were recorded at fair market value for financial statement purposes. The difference between that value and the tax basis of the assets resulted in a net deferred tax liability of approximately $1,732,708 as of January 31, 1999. In April 1999, the Company sold 49 of its 76 stores acquired from Videoland. The remaining deferred tax asset equaled $89,000 as of January 31, 2002. In connection with the acquisition of Video Galaxy, a net deferred tax liability of $194,713 was recorded. In accordance with Internal Revenue Code Section 108, the Federal and California net operating loss carryovers were reduced by the amount of the discharge of indebtedness income totaling $41,720,952 and $24,243,038, respectively. In addition, the tax bases for California tax purposes were written down for fixed assets and the rental library in the amount of $1,062,000 and $2,261,000, respectively. The following table presents the primary components of the Company's net long-term deferred tax asset and net long-term deferred tax liabilities:

                                                                                          January 31,
                                                                                --------------------------------
                                                                                    2002                2001
                                                                                ------------       -------------
Components of long-term deferred tax assets:
Federal and State NOL carryforward                                              $  2,347,000       $  16,782,957
Videoland fixed asset basis difference                                                89,000             867,986
Fixed assets due to difference in depreciation and amortization                      189,000             213,520
Store closure reserve                                                                      -             138,819
Other                                                                                 52,000              11,144
                                                                                ------------       -------------
Total gross deferred tax asset                                                     2,677,000          18,014,426
Valuation allowance                                                               (2,677,000)        (16,956,219)
                                                                                ------------       -------------
Total deferred tax asset, net of valuation allowance                                       -           1,058,207
                                                                                ------------       -------------
Components of long-term deferred tax liability:
Fixed assets due to difference in depreciation and amortization                      (43,000)                  -
Rental library due to writedown in connection with discharge of
  indebtedness income                                                                (93,000)                  -
Videoland and Video Galaxy inventory basis difference                                      -          (1,058,207)
                                                                                ------------       -------------
Net long-term deferred tax liability                                            $   (136,000)      $           -
                                                                                ============       =============

The total income tax provision differs from the amount computed by applying the statutory Federal income tax rate for the following reasons:

                                                                      Year Ended January 31,
                                                              -------------------------------------
                                                                2002          2001          2000
                                                              --------      --------       --------
                                                               % of          % of           % of
                                                              Pretax        Pretax         Pretax
                                                              Income        Income         Income
                                                              ------        ------         -----
Income tax at Federal statutory rate                            34.0 %       (34.0)%        (34.0)%
State taxes, net of Federal tax benefit                          0.4 %           - %            - %
Valuation allowance                                                -          29.9 %         37.8 %
Deferred tax asset writedown due to discharge of
   indebtedness income, net of valuation allowance change        3.5 %           - %            - %
Non taxable income from discharge of indebtedness              (37.6)%           - %            - %
Other                                                            0.1 %         4.1 %         (1.6)%
                                                              -------       ------          -----
Total                                                            0.4 %           - %          2.2 %
                                                              =======       ======          =====

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--RESTRUCTURING

Restructuring Expense

The Company incurred $1.6 million in restructuring costs during the period ending October 31, 2000, consisting of severance obligations to employees of approximately $950,000, lease liability for the former executive offices in Torrance, California of approximately $100,000, moving expenses of the corporate office of approximately $80,000, and a non-cash write down of the related leasehold improvements of approximately $430,000. These costs are related to the Company's effort to improve the performance of its operations and streamline its corporate expenses. During the years ended January 31, 2002 and 2001, the Company paid $0 and $703,472, respectively, in cash for the restructuring expenses.

NOTE 10--COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company leases its facilities under noncancelable operating leases expiring at various dates through 2013. Rent expense under operating leases was approximately $3,227,913, $5,032,859 and $7,857,682 for the years ended January 31, 2002, 2001 and 2000, respectively.

The future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year as of January 31, 2002 are as follows:

   Years ending                                                     Operating
   January 31,                                                        Leases
------------------                                                 ------------
     2003                                                        $    2,804,872
     2004                                                             2,509,625
     2005                                                             2,261,974
     2006                                                             1,539,718
     2007                                                               979,160
     Thereafter                                                         854,313
                                                                   ------------
     Total                                                       $   10,949,662
                                                                   ============

Vendor Supply Agreement - In July 2001 the Company entered into an agreement with Video Products Distributors ("VPD") under which VPD agreed to become the exclusive video distributor for all of Video City's home entertainment retail chain. VPD will provide all videocassettes, DVDs and accessories for rental and sale with the exception of Warner Brothers Home Video product in all locations. As part of this agreement, Video City is receiving a credit line and 90 day terms for payment to VPD. On October 31, 2001 the Company granted 100,000 options to the supplier in order to obtain a larger line of trade credit. During fiscal 2002, the Company purchased approximately $2.5 million of product from this supplier.

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

Employment Agreements - Effective September 1, 2001, the Company entered into an employment agreement with each of the Chief Executive Officer and the Chief Financial Officer. The agreements are for a term of 3 years each and provide for an annual salary, a minimum annual increase, an annual bonus, certain fringe benefits and granted each of the officers options to purchase up to 250,000 shares of the Company common stock, each.

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--STOCKHOLDERS' EQUITY (DEFICIT)

Video City's authorized capital consists of 30,000,000 shares of common stock, $.01 par value per share. The Company only has one class of stock available for issuance. The Company has not yet issued 7,000,000 shares of common stock required to be issued under the Plan of Reorganization. At January 31, 2002, the balance sheet reflects a liability in the amount of $1,750,000 for 7,000,000 shares of common stock issuable under the Plan of Reorganization. The estimated fair value of the common stock was $0.25 determined by the board of directors based on pre-petition trading prices converted at the ratio of common stock issued to the existing common shareholders in the plan of reorganization.

Common Stock

The Company's common stockholders are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders and are entitled to receive ratably any dividends declared by its board of directors out of legally available funds. Upon liquidation, dissolution or winding up, its common stockholders are entitled to share ratably in all assets that are legally available for distribution, after payment of or provision for all debts and liabilities.

Stock Option Plans

As a result of the Plan of Reorganization, all options issued prior to August 24, 2000 were cancelled.

Under the 1996 Stock Option Plan, the Company could still grant options to officers, other employees and consultants to Video City to purchase up to an aggregate of 1,000,000 shares of its common stock.

Under the 1998 Stock Option Plan, the Company could still grant options to officers, other employees and consultants to Video City to purchase up to an aggregate of 1,200,000 shares of its common stock.

Options Issued

During the year ended January 31, 2002, the Company granted 121,429 options, exercisable for 5 years, to various attorneys, on July 30, 2001. The options have an exercise price of $0.01 per share and vested immediately.

During the year ended January 31, 2002, the Company granted 250,000 options exercisable for 5 years, to each of the Chief Executive Officer and Chief Financial Officer pursuant to the terms of their employment agreements. The options have an exercise price of $0.25 per share and vested 50% on September 1, 2001, and will vest 50% on September 1, 2002.

During the year ended January 31, 2002, the Company granted a total of 375,000 options, exercisable for 5 years, to the remaining four directors on October 1, 2001. The options have an exercise price of $0.25 per share and vested on the grant date.

During the year ended January 31, 2002, the Company granted 100,000 options, exercisable for 5 years, to VPD, a major supplier of the Company, on October 31, 2001. The options have an exercise price of $0.25 per share and vest immediately.

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

During the year ended January 31, 2002, the Company granted a total of 838,000 options, exercisable for 5 years, to various employees on January 1, 2002. The options have an exercise price of $0.25 per share and vest over two years.

Information relating to stock options at January 31, 2002, summarized by exercise price is presented in the following table:

                           Outstanding                                          Exercisable
------------------------------------------------------------------    -----------------------------
                                       Weighted
                                       Average          Weighted                         Weighted
                                      Remaining          Average                         Average
  Exercise Price                     Contractual        Exercise                         Exercise
    Per Share         Shares             Life             Price         Shares             Price
------------------  -------------  ---------------    ------------    -------------   -------------
      $0.01              121,429       4.4 years       $     0.01          121,429     $     0.01
       0.25            1,813,000      4.76 years             0.25          250,000           0.25
------------------  -------------  ---------------                    -------------

                       1,934,429      4.74 years       $     0.24          371,429     $     0.17
                    =============  ===============    ============    =============   =============

All stock options issued to employees had an exercise price of not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there was no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the methods of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                                       Years Ended January 31,
                                                            ---------------------------------------------
                                                               2002             2001             2000
                                                            ------------   ---------------   ------------
Net income (loss)                      As reported          $ 37,836,678   $  (32,765,625)   $    11,134
                                        Pro forma             37,791,387      (33,494,742)      (184,277)

Basic and diluted earnings (loss)
  per share                            As reported          $       3.07   $        (2.29)   $         -
                                        Pro forma                   3.07            (2.31)         (0.01)

The fair value of options granted during the year ended January 31, 2002 is estimated on the date of the grant utilizing a Black Scholes pricing model over the expected life of the options ranging from 1 to 5 years, expected volatility of 50%, a risk-free interest rate of 4.5% and a 0% dividend yield. The weighted average fair value of options granted was $0.24.

NOTE 12--MANAGEMENT FEE INCOME

On March 3, 2000, Video City and West Coast Entertainment Corporation ("West Coast") entered into a Management Agreement, pursuant to which Video City would manage and operate West Coast's business until the closing of the proposed merger between Video City and West Coast.

The merger agreement and management agreement was terminated on February 13, 2001 due to the sale of substantially all West Coast Entertainment's remaining 56 stores and various other assets.

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--EARNINGS PER SHARE

The following table summarizes the calculation of the Company's basic and diluted earnings per share for 2002:

                                               Year Ended January 31, 2002
                                         ---------------------------------------
                                            Income                     Per Share
                                            (Loss)         Shares       Amount
                                         ------------   ------------   ---------
Basic and diluted EPS
---------------------
Net loss before extraordinary items      $ (3,748,274)    12,323,490   $  (0.30)
Income from extraordinary item             41,584,952     12,323,490   $   3.37
Income available to common stockholders    37,836,678     12,323,490   $   3.07

In fiscal 2002, 2001 and 2000, all outstanding common stock options, warrants and preferred stock were not included in the computation of diluted earnings per share because the effect of the exercise and/or conversion would have an antidilutive effect on earning per share.

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

During the year ended January 31, 2002, the Company granted 250,000 options, exercisable for 5 years, to each of the Chief Executive Officer and Chief Financial Officer pursuant to the terms of their employment agreements. The options have an exercise price of $0.25 and vested 50% on September 2001 and will vest 50% on September 1, 2002.

The Company also granted 75,000 options, exercisable for 5 years, to each of the remaining three directors, at an exercise price of $0.25, immediately vested.

NOTE 14--FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company's financial instruments are as follows:

                                                               January 31,
                                           ----------------------------------------------------
                                                    2002                        2001
                                           ------------------------   -------------------------
                                            Carrying                   Carrying
                                             Amount     Fair Value      Amount      Fair Value
                                           ----------   -----------   -----------   -----------
Financial Liabilities:
Long-Term Debt                             $        -   $         -   $ 6,790,454   $ 6,790,454
Senior Secured Revolving Credit Facility   $        -   $         -   $10,451,429     1,500,000

                                VIDEO CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -- QUARTERLY RESULTS (Unaudited)

Quarterly results for the years ended January 31, 2002 and 2001 are reflected below:

                                                          Fourth           Third             Second            First
-----------------------------------------------------------------------------------------------------------------------
2002
----
Revenue                                           $    4,463,509   $    3,862,364    $    4,448,342    $     4,677,262
Operating loss                                    $     (629,556)  $   (1,191,691)   $     (906,098)   $      (603,079)
Net loss before extraordinary items               $     (777,377)  $   (1,117,584    $   (1,090,377)   $      (762,936)
Net income (loss)                                 $     (913,377)  $   31,651,939    $    7,861,052    $      (762,936)
Extraordinary items                               $     (136,000)  $   32,769,523    $    8,951,429    $             -
Basic and diluted earnings (loss) per share
 before extraordinary items                       $        (0.45)  $        (0.07)   $        (0.07)   $         (0.05)
Basic and diluted earnings (loss) per share
 from extraordinary item                          $        (0.08)  $         1.99    $         0.54    $             -
Basic and diluted earnings (loss) per share       $        (0.53)  $         1.92    $         0.48    $         (0.05)

2001
----

Revenue                                           $    6,419,679   $    6,807,108    $    8,885,774    $     9,502,084
Operating income (loss)                           $   (2,248,067)  $   (2,628,562)   $   (2,613,486)   $    (2,807,221)
Net income (loss)                                 $   (4,487,606)  $   (4,812,694)   $   (3,599,140)   $    (3,538,628)
Basic earnings per share                          $        (0.28)  $        (0.29)   $        (0.22)   $         (0.22)
Diluted earnings per share                        $        (0.28)  $        (0.29)   $        (0.22)   $         (0.22)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

NOTE 16 -- SUBSEQUENT EVENTS

Issuance of Common Stock:

Subsequent to the year end the Company issued approximately 5,000,000 shares in terms of the approved Plan of Reorganization. Approximately 2,000,000 shares still remain to be issued upon final determination between the Company and certain unsecured creditors, whose claims have not been finally resolved.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VIDEO CITY, INC.



                                      By /s/ Timothy L. Ford
                                      ---------------------------------
                                      Chief Executive Officer

Date: May 31, 2002

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

Date               Signature                       Title
----               ---------                       -----

May 31, 2002       /s/ Robert Y. Lee               Chairman of the Board
                   --------------------------
                   Robert Y. Lee


May 31, 2002       /s/ Timothy L. Ford             Chief Executive Officer
                   --------------------------      (Principal Executive Officer)
                   Timothy L. Ford


May 31, 2002       /s/ Rudolph R. Patino           Chief Financial Officer
                   --------------------------      (Principal Financial and
                   Rudolph R. Patino               Accounting Officer)


May 31, 2002       /s/ David A. Ballstadt          Director
                   --------------------------
                   David A. Ballstadt


May 31, 2002       /s/ Barry L. Collier            Director
                   --------------------------
                   Barry L. Collier


May 31, 2002       /s/ Gerald W.B. Weber           Director
                   --------------------------
                   Gerald W.B. Weber