Form 10-Q
period 2002-04-30
VIDEO CITY INC
filed 2002-06-18
CIK 773135

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

                 For the quarterly period ended April 30, 2002
                                                --------------

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

         The number of shares of Common Stock outstanding as of June 7, 2002 was 5,091,200.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                VIDEO CITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   April 30,     January 31,
                                                     2002           2002
                                                 ------------   ------------
                                                 (Unaudited)     (Audited)
          ASSETS
          Current assets:
            Customer receivables ...............   $  348,516    $  377,033
            Other receivable ...................        8,725            --
            Merchandise inventory. .............      460,231       529,334
            Other ..............................       42,057        74,270
                                                   ----------    ----------
               Total current assets ............      859,529       980,637

          Rental library, net ..................    2,241,904     2,261,331
          Property and equipment, net ..........    1,057,582     1,215,146
          Goodwill .............................    1,787,361     1,787,361
          Other assets .........................      336,708       346,645
                                                   ----------    ----------
               Total assets ....................   $6,283,084    $6,591,120
                                                   ==========    ==========


           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 April 30,       January 31,
                                                                                    2002            2002
                                                                               -------------    -------------
                                                                                 Unaudited        (Audited)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities:
  Bank overdraft ...........................................................   $     272,622    $     103,582
  Accounts payable .........................................................       1,640,345        1,666,978
  Accrued Expenses .........................................................       1,160,988        1,052,653
  Note payable .............................................................          51,248           48,262
  Current portion of tax liability .........................................         155,500          149,880
  Other liabilities ........................................................         200,753          332,829
                                                                               -------------    -------------
     Total current liabilities .............................................       3,481,456        3,354,184
   Shares issuable under plan of reorganization ............................         507,557        1,750,000
   Deferred tax liability ..................................................         136,000          136,000
   Tax liability less current portion ......................................         404,264          431,759
                                                                               -------------    -------------
Total liabilities not subject to compromise ................................       4,529,277        5,671,943
                                                                               -------------    -------------

LIABILITIES SUBJECT TO COMPROMISE

Accounts payable ...........................................................         954,348          956,347
                                                                               -------------    -------------
     Total Liabilities Subject to Compromise ...............................         954,348          956,347
                                                                               -------------    -------------
 Total Liabilities .........................................................       5,483,625        6,628,290

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value per share, 30,000,000 shares
   authorized; 5,091,200 shares issued and outstanding at April 30,
   2002 and 0 shares issued and outstanding at January 31, 2002 ............          50,912               --
  Additional paid-in capital ...............................................      20,876,275       19,683,530
  Accumulated deficit ......................................................     (20,127,728)     (19,720,700)
                                                                               -------------    -------------
     Total stockholders' equity (deficit) ..................................         799,459          (37,170)
                                                                               -------------    -------------
Total liabilities and stockholders' equity (deficit) .......................   $   6,283,084    $   6,591,120
                                                                               =============    =============


           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        Three Months Ended
                                                                    April 30,       April 30,
                                                                       2002            2001
                                                                   -----------    -------------
REVENUES:
  Rental revenues and product sales ............................   $ 3,932,078    $ 4,670,119
  Management fee income ........................................            --          7,143
                                                                   -----------    -----------
TOTAL REVENUES .................................................     3,932,078      4,677,262
                                                                   -----------    -----------

OPERATING COSTS AND EXPENSES:
  Store operating expenses .....................................     2,390,929      2,551,351
  Amortization of rental library ...............................       935,839      1,427,481
  Cost of product sales ........................................       404,146        492,416
  Cost of leased product .......................................            --         23,420
  General and administrative expenses ..........................       596,492        786,303
                                                                   -----------    -----------
TOTAL OPERATING COSTS AND EXPENSES .............................     4,327,406      5,280,971

Loss from operations before reorganization items ...............      (395,328)      (603,709)
Other (Income) expense .........................................
  Interest expense, net ........................................        11,700             --
  Other ........................................................            --       (132,380)
                                                                   -----------    -----------
Loss before reorganization items ...............................      (407,028)      (471,329)
Reorganization items ...........................................
  Professional fees ............................................            --        239,011
  Relocation of Corporate Office ...............................            --         52,596
                                                                   -----------    -----------
Net Loss .......................................................   $  (407,028)   $  (762,936)
                                                                   -----------    -----------

Loss per common share data:

   Basic and Diluted Loss Per Share ............................   $     (0.12)   $     (0.05)
Weighted average number of common shares outstanding
   Basic and Diluted ...........................................     3,311,119     16,442,662

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                             April 30,           April 30,
                                                                                               2002                2001
 Increase (Decrease) in cash
 Cash flows from operating activities:
 Net Loss ...........................................................................      $  (407,028)       $   (762,936)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization ....................................................        1,109,712           1,587,150
 Changes in assets and liabilities, net of effects of acquisitions:
   Decrease (increase) in customer receivables ......................................           28,517                (454)
   Decrease in other receivables ....................................................           (8,725)            907,714
   Decrease in merchandise inventories ..............................................           69,103              93,313
   Increase in other assets .........................................................           38,650             (67,185)
   Increase (decrease) in accounts payable and liabilities subject to
     compromise .....................................................................          (28,632)           (182,822)
   Increase in accrued expenses and liabilities subject to compromise ...............          108,335              15,845
   Decrease in other liabilities and liabilities subject to compromise ..............         (153,951)             (6,920)
                                                                                       ---------------     ---------------
 Net cash provided by operating activities ..........................................          755,981           1,583,705
                                                                                       ---------------     ---------------
 Cash flows from investing activities:
   Purchases of videocassette rental library, .......................................         (916,412)         (1,089,199)
   Purchases of fixed assets ........................................................          (12,809)             (5,790)
                                                                                       ---------------     ---------------
 Net cash (used in) investing activities ............................................         (929,221)         (1,094,989)
                                                                                       ---------------     ---------------
   Cash flows from financing activities:
   Increase in bank overdraft .......................................................          169,040                  --
   Proceeds from notes payable ......................................................            2,986                  --
   Proceeds from issuance of common stock ...........................................            1,214
   Proceeds from borrowings (repayments) under credit facility ......................               --          (1,000,000)
                                                                                       ---------------     ---------------
 Net cash provided by (used in) financing activities ................................          173,240          (1,000,000)
                                                                                       ---------------     ---------------
 Net increase (decrease) in cash ....................................................               --            (511,284)
 Cash at beginning of period ........................................................               --           1,046,164)
                                                                                       ---------------     ---------------
 Cash at end of period ..............................................................     $         --        $    534,880
                                                                                       ===============     ===============

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                            April 30,        April 30,
                                                                              2002             2001
                                                                           -----------     -----------
    Supplementary disclosures of cash flow information
    Cash Paid For:
      Interest .........................................................   $   12,480      $        --
      Reorganization items .............................................           --          160,886

    Non-cash investing and financing activities:
    Par Value of common stock issued according to the plan
    of reorganization ..................................................   $   49,698      $        --
    Excess of value of common stock issued according to the
    plan of reorganization in excess of the par value of the
    common stock .......................................................    1,192,745               --

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

The consolidated statement of operations for the three months ended April 30, 2001, and the consolidated statement of cash flows for the three months ended April 30, 2001 are unaudited and have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of April 30, 2002, the results of operations for the three months ended April 30, 2002 and 2001, and cash flows for the three months ended April 30, 2002 and 2001. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2002.

The accompanying consolidated balance sheets as of January 31, 2002 and April 30, 2002 segregates liabilities subject to compromise, which represents claims still in dispute, from liabilities not subject to compromise, such as liabilities arising subsequent to filing bankruptcy.

Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filing and proceedings, which are required to be expensed as incurred.

2.   Bankruptcy

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. The proceedings began on August 17, 2000, when Fleet Retail Finance ("Fleet") purported to accelerate the outstanding indebtedness under the Company's secured credit facility. On August 24, 2000 as a result of the Fleet action, the Company and its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the Plan, the then existing common shareholders of Video City were to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock were to be issued in cancellation of all shares of preferred stock outstanding prior to such distribution to preferred shareholders; and 5,600,000 shares of common stock were to be issued to Video City's creditors. The Company anticipated that all liabilities subject to compromise would receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan certain class 4A creditors had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain tax obligations of approximately $1.3 million are to be paid in cash over five years from the date of assessment, of which approximately $600,000 has been reclassified out of liabilities subject to compromise. The remaining balance is still in dispute.

The Company was required to issue 7,000,000 shares of new common stock of reorganized Video City. The holders of existing voting shares immediately before the confirmation received more than 50% of the voting shares of the emerging entity and therefore the Company did not adopt fresh-start reporting upon its emergence from Chapter 11.

Liabilities compromised by the confirmed plan were stated at the present value of the amounts to be paid, and the forgiveness of debt has been reported as an extraordinary item.

On August 29, 2001, the effective date of the Plan, liabilities subject to compromise totaling $34,169,523 were discharged. At April 30, 2002, the balance sheet reflects a liability in the amount of $507,557 for 2,030,228 shares of common stock still to be issued according to the terms of the Plan of Reorganization. The estimated fair value of the common stock of $0.25 was determined by the board of directors based on pre-petition trading prices converted at the ratio of common stock issued to the existing common shareholders in the plan of reorganization.

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

11,579,148 common stock options and warrants were not included in the computations of diluted earnings per share for the three months ended April 30, 2001 because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.1,813,000 common stock options were not included in the computations of diluted earnings per share for the three months ended April 30, 2002 because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.

4.   Use of Estimates

In addition to the uncertainties related to the Chapter 11 proceedings, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

5.   New Accounting Pronouncements

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this statement did not have a material impact on the financial statements.

6. Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on February 1, 2002. In accordance with the requirements of SFAS 142, during the three months ended April 30, 2002, the Company:

    . Evaluated the balance of goodwill and other intangible assets recorded on the consolidated balance sheet as of February 1, 2002. No reclassifications were required to be made in order to conform to the new criteria for recognition.

    . Determined that there were no intangible assets (other than goodwill) with indefinite useful lives.

    . Determined that the Company only has one reporting unit that is Video City, Inc. to be used to test for goodwill impairment in accordance with SFAS 142.

    . As required by SFAS 142, the Company will determine the fair value of the reporting unit and compare it to the carrying value of goodwill effective February 1, 2002, and report the results in the Form 10-Q for the second fiscal quarter ended July 31, 2002.

As required under SFAS No. 142, with effect from February 1, 2002, we eliminated the amortization of goodwill. The following table represents a reconciliation of net loss and per share data that would have been reported had the new rules been in effect during the three months ended April 30, 2002 (in thousands, except per share data):

                                                     April 30,      April 30,
                                                       2002           2001
Reported net loss                                  $  (407,028)   $  (762,936)
Add back goodwill amortization, net of tax                  --         31,338
                                                   -----------    -----------
Adjusted net loss                                  $  (407,028)   $  (731,598)
                                                   -----------    -----------

Basic and diluted net loss per common share
Reported net loss                                  $     (0.12)   $     (0.05)
Goodwill amortization, net of tax                           --           0.01
                                                   -----------    -----------
Adjusted net loss                                  $     (0.12)   $     (0.04)
                                                   -----------    -----------

7.   Subsequent Events

On May 10, 2002 the Company initiated a Private Placement Offering to accredited investors. The Offering is to purchase Series A Units with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note Due November 1, 2003 and a Series A Warrant to purchase 20,000 Shares of Common Stock. The Company is offering a minimum of 50 units and a maximum of 100 units. The Units, Notes, Warrants and underlying Common Stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or with any securities regulatory authority of any jurisdiction. As of June 7, 2002 the Company has closed the first round with 73 units sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

As described in Note 1 to the unaudited consolidated financial statements, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on August 24, 2000.

Estimates and Critical Accounting Policies

Estimates and Critical Accounting Policies Estimates and judgments made by Management are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of

America ("GAAP"). Actual results may be different from estimated amounts included in the financial statements. Management believes that the following critical accounting policies address the significant estimates required of Management when preparing the consolidated financial statements in accordance with GAAP:

   . The amortization method of the Company records base stock (generally 3 copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock cost amortized on a straight line basis over 33 months to an estimated $3 salvage value. The cost of non base stock (generally greater than 3 copies per title for each store) is amortized on an accelerated basis over three months to an estimated $3 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value.

   . Customer receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

   . Goodwill represents the excess of the cost of the companies acquired over the fair value of their net assets at the dates of acquisition and is amortized on the straight-line method over 20 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from the expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at January 31, 2002.

Results of Operations


Three months ended April 30, 2002 compared to the three months ended April 30, 2001.

Revenues

Rental revenue and product sales for the three months ended April 30, 2002 totaled $3.9 million compared to $4.7 million for the three months ended April 30, 2001. Revenue decreased by $0.8 million or 17% for the three months ended April 30, 2002 as compared to the three months ended April 30, 2001. The decrease in revenues was primarily attributable to the sale and closure of 3 stores during the second quarter of fiscal 2002, which accounted for approximately $278,000 of the decrease. In addition, the reduction in sales was affected by a less-than-optimal release schedule from the Hollywood studios, competition of consumers' entertainment time from the Winter Olympics and mild winter weather. The Company had no management fee income for the three months ended April 30, 2002 as compared to $7,000 for the 3 months ended April 30, 2001, related to the "Management Agreement" entered into with West Coast Entertainment Corporation on March 3, 2000 and terminated on February 13, 2001.

Store Operating Expenses

Store operating expenses for the three months ended April 30, 2002 totaled $2.4 million compared to $2.6 million for the three months ended April 30, 2001. Store operating expenses decreased by $0.2 million or 8% for the three months ended April 30, 2002 as compared to the corresponding period of the previous year. The decreased store expenses were primarily attributable to the sale and closure of 3 stores during the second quarter of fiscal 2002. This resulted in reduced store lease and payroll expenses. Store operating expenses as a percentage of rental revenues and product sales were 61% for the three months ended April 30, 2002 compared to 55% for the corresponding period of 2001. The increase in store operating expenses as a percentage of sales was mainly attributable to the less-than-optimal release schedule from the Hollywood studios, competition of consumers' entertainment time from the Winter Olympics and mild winter weather which resulted in reduced rental revenues and product sales for the quarter ended April 30, 2002.

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory for the three months ended April 30, 2002 totaled $0.9 million compared to $1.4 million for the three months ended April 30, 2001. Amortization decreased by $0.5 million or 36% for the three months ended April 30, 2002 as compared to the corresponding period of the previous year. The decrease in amortization expense was primarily attributable to the sale and closure of 3 stores during the second quarter of fiscal 2002. In addition, the rental inventory has been reduced from the prior year due to the sale of excess non active rental inventory and the reduction in pricing of VHS tapes by selected studios. Amortization of videocassette rental inventory as a percentage of rental revenue and product sales were 24% for the three months ended April 30, 2002 compared to 31% for the corresponding period of 2001.

Cost of Product Sales

Cost of product sales for the three months ended April 30, 2002 totaled $0.4 million, compared to $0.5 million for the three months ended April 30, 2001. Cost of product sales decreased by $0.1 million or 20% for the three months ended April 30, 2002 as compared to the corresponding periods of the previous year. The decrease in cost of product sales was primarily attributable to the sale and closure of 3 stores during the second quarter of fiscal 2002. In addition, the Company recorded improved margins for previously viewed product and negotiated better pricing from its supplier for sale product during the fiscal year ended April 30, 2002 versus the prior year. Cost of product sales as a percentage of rental revenues and product sales, was 10% for the three months ended April 30, 2002, compared to 11% for the corresponding period of 2001.

Cost of Leased Product

The Company recorded no cost of leased product for the three months ended April 30, 2002 compared to $23,000 for the three months ended April 30, 2001. Cost of leased product decreased by $23,000 for the three months ended April 30, 2002 as compared to the corresponding period of the previous year. The decrease was due to the Company ceasing revenue sharing with the Studios as of August 24, 2000, upon filing of the Chapter 11 Bankruptcy and was not on revenue sharing during the fiscal years 2002 and 2003. The $23,000 expense recorded for the first quarter of fiscal 2002 was an expense related to the end of term revenue sharing costs on various studio titles.

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2002 totaled $0.6 million compared to $0.8 million for the three months ended April 30, 2001. General and administrative expenses decreased by $0.2 million or 25% for the three months ended April 30, 2002 as compared to the corresponding period of the previous year. The decrease in general and administrative expenses was primarily attributable to the company reduction in employee salaries and travel and entertainment expenses, partially offset by increased post confirmation related professional fees and insurance expenses. General and Administrative expenses as a percentage of rental revenues and product sales, was 15% for the three months ended April 30, 2002 compared to 17% for the corresponding period of 2001.

Interest Expense

The Company incurred net interest expense of $11,700 for the three months ended April 30, 2002 compared to no interest expense for the three months ended April 30, 2001. The interest expense related to the three months ended April 30, 2002 relate to interest incurred for store lease cures that are being paid under payment arrangements. Interest expense was not reflected for the three months ended April 30, 2001 due to the discontinuance of recording interest expense on unsecured and partially secured prepetition debt subject to compromise.

Other Income

The Company had no other income for the three months ended April 30, 2002, compared to $132,000 for the three months ended April 30, 2001. Other income for the period ended April 30, 2001 was composed primarily of miscellaneous vendor royalty payments and collection of previous period late fees.

Reorganization items

The Company had no reorganization expenses for the three months ended April 30, 2002 compared to $239,000 for the three months ended April 30, 2001. The reorganization items for the three months ended April 30, 2001 consisted of professional fees and corporate relocation expenses directly related the Company's Chapter 11 reorganization plan.

Income Taxes

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax assets at April 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company funds its short-term working capital needs, including the purchase of videocassettes and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future videocassette, DVD and other inventory purchases and other working capital needs for its existing stores.

Videocassette and DVD rental inventories are accounted for as noncurrent assets under accounting principles generally accepted in the United States of America because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette and DVD rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette and DVD rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during the fiscal year ended January 31, 2003.

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

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. Various pre-petition liabilities are still in dispute and as a result are still classified as "Liabilities subject to compromise".

Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be subsequently altered and, as to some classes, eliminated. The Company believes that the sources of capital available to the Company and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 2003; however, no assurance can be given with respect to the Company's liquidity.

The Company is seeking to improve its working capital position by seeking increased trade credit and extended terms from its vendors. In addition, the Company sought additional short-term financing through a private placement that has raised approximately $343,000 of cash proceeds (prior to selling commissions) subsequent to the period ended April 30, 2002. However, no assurance can be given that the Company will be successful in its efforts to obtain additional short-term capital to improve its working capital position.

Cash Flows

Three months Ended April 30, 2002 Compared to the Three months Ended April 30, 2001

The decrease in net cash provided by operating activities of $0.8 million for the three months ended April 30, 2002 compared to the three months ended April 30, 2001 was primarily due to a decrease in the loss as a result of closed stores, primarily offset by a decrease in other receivables which consisted of sale proceeds held by attorneys at January 31, 2001. Net cash used in investing activities decreased by $166,000 for the three months ended April 30, 2002 compared to the three months ended April 30, 2001 primarily due to a decrease in purchases of videocassette rental inventory and fixed assets resulting from the reduction in the number of stores. Net cash provided by and used in financing activities increased $1.2 million for the three months ended April 30, 2002 compared to the three months ended April 30, 2001 primarily due to the repayment to Fleet Retail Finance of $1.0 million per the Fleet Compromise agreement during the three months ended January 31, 2001.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations. The Company discontinued recording interest expense on unsecured and partially secured prepetition debt subject to compromise during the three months ended April 30, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

On April 1, 2002 the Company issued 121,429 shares of the Company's Common Stock in consideration of warrants exercised by individuals of two professional corporations for services previously provided to the Company. Each warrant was convertible into 1 share of the Company's Common Stock at a conversion price of $.01 per share.

Item 3. Defaults Upon Senior Securities

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    None

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         Video City, Inc
                                                         ---------------
                                                          (Registrant)


           June  18, 2002                               /s/ Timothy L. Ford
                                                        -------------------
                                                         Timothy L. Ford
                                                      Chief Executive Officer
                                                   (Principal Executive Officer)
                                                   -----------------------------


           June  18, 2002
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