Form 10-Q
period 2002-07-31
VIDEO CITY INC
filed 2002-09-16
CIK 773135

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

                  For the quarterly period ended July 31, 2002
                                                 -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                           Commission File No. 0-14023

                                VIDEO CITY, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                 95-3897052
  (State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)

           4800 Easton Drive, Suite 108, Bakersfield, California 93309
               (Address of principal executive offices) (Zip Code)

                                 ---------------

       Registrant's telephone number, including area code: (661) 634-9171


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     The number of shares of Common Stock outstanding as of September 13, 2002 was 6,256,724.
================================================================================

                                Table of Contents

                                      10-Q

PART I ..............................................................    3
Item 1 ..............................................................    3
Balance Sheet Assets ................................................    3
Balance Sheet Liabilities ...........................................    4
Income Statement ....................................................    5
Cash Flow Statement .................................................    6
Table 5 .............................................................    7
Table 6 .............................................................   13
Item 2 ..............................................................   14
PART II .............................................................   22
Item 2 ..............................................................   22
Item 6 ..............................................................   22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                VIDEO CITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     July 31,        January 31,
                                                       2002             2002
                                                  -------------     ------------
                                                   (Unaudited)        (Audited)
ASSETS
Current assets:
  Cash.........................................    $         --     $         --
  Customer receivables.........................         309,461          377,033
  Other receivable ............................           5,981               --
  Merchandise inventory........................         470,946          529,334
  Other........................................          83,555           74,270
                                                   ------------     ------------
     Total current assets......................         869,943          980,637

Rental library, net............................       2,426,162        2,261,331
Property and equipment, net....................         973,015        1,215,146
Goodwill.......................................       1,787,361        1,787,361
Other assets...................................         333,208          346,645
                                                   ------------     ------------
     Total assets..............................    $  6,389,689     $  6,591,120
                                                   ============     ============

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  July 31,          January 31,
                                                                                                    2002                2002
                                                                                               --------------      -------------
                                                                                                 Unaudited           (Audited)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities:
  Bank overdraft...........................................................................    $       50,566      $     103,582
  Accounts payable.........................................................................         2,076,330          1,666,978
  Accrued Expenses ........................................................................           872,463          1,052,653
  Note payable.............................................................................            42,531             48,262
  Current portion of tax liability. .......................................................           178,581            149,880
  Other liabilities........................................................................           139,489            332,829
                                                                                               --------------      -------------
     Total current liabilities.............................................................         3,359,960          3,354,184
  Senior Subordinated Convertible Notes Payable (net of unamortized discount of $420,559)..           321,861                 --
  Shares issuable under plan of reorganization ............................................           216,176          1,750,000
  Deferred tax liability ..................................................................           136,000            136,000
  Tax liability less current portion ......................................................           459,207            431,759
                                                                                               --------------      -------------
Total liabilities Not Subject to Compromise ...............................................         4,493,204          5,671,943
                                                                                               --------------      -------------

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable ..........................................................................           317,120            956,347
                                                                                               --------------      -------------
     Total Liabilities Subject to Compromise ..............................................           317,120            956,347
                                                                                               --------------      -------------
Total Liabilities .........................................................................         4,810,324          6,628,290
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value per share, 30,000,000 shares authorized; 6,256,724 shares issued and outstanding at July 31, 2002 and 0 shares issued and outstanding
   at January 31, 2002 ....................................................................            62,567                 --
  Additional paid-in capital ..............................................................        21,623,725         19,683,530
  Accumulated deficit .....................................................................       (20,106,927)       (19,720,700)
                                                                                               --------------      -------------
     Total stockholders' equity (deficit)..................................................         1,579,365            (37,170)
                                                                                               --------------      -------------
Total liabilities and stockholders' equity (deficit) ......................................    $    6,389,689      $   6,591,120
                                                                                               ==============      =============

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Three Months Ended             Six Months Ended
                                                                            July 31,       July 31,       July 31,       July 31,
                                                                              2002           2001           2002           2001
                                                                          ------------   ------------   ------------   ------------
REVENUES:
  Rental revenues and product sales ..................................    $  3,960,894   $  4,448,342   $  7,892,972   $  9,118,461
  Management fee income ..............................................              --             --             --          7,143
                                                                          ------------   ------------   ------------   ------------
TOTAL REVENUES .......................................................       3,960,894      4,448,342      7,892,972      9,125,604
                                                                          ------------   ------------   ------------   ------------
OPERATING COSTS AND EXPENSES:
  Store operating expenses ...........................................       2,355,855      2,729,954      4,746,784      5,281,305
  Amortization of rental library .....................................       1,003,035      1,366,253      1,938,874      2,793,734
  Cost of product sales ..............................................         507,646        516,287        911,792      1,008,703
  Cost of leased product .............................................              --         18,022             --         41,442
  General and administrative expenses ................................         532,793        723,924      1,129,285      1,510,227
                                                                          ------------   ------------   ------------   ------------
TOTAL OPERATING COSTS AND EXPENSES ...................................       4,399,329      5,354,440      8,726,735     10,635,411

Loss from operations before reorganization items .....................        (438,435)      (906,098)      (833,763)    (1,509,807)
Other (Income) expense
  Interest expense, net ..............................................          76,775         12,500         88,475         12,500
  Other ..............................................................              --         22,484             --      (109,896)
                                                                          ------------   ------------   ------------   ------------
Loss before reorganization items  ....................................        (515,210)      (941,082)      (922,238)    (1,412,411)
Reorganization items .................................................
  Professional fees ..................................................              --        178,566             --        417,577
  (Gain) Loss on sale of assets ......................................              --        (34,600)            --        (34,600)
  Relocation of Corporate Office .....................................              --          5,329             --         57,925
                                                                          ------------   ------------   ------------   ------------
Net loss before extraordinary item ...................................        (515,210)    (1,090,377)      (922,238)    (1,853,313)
Extraordinary item ...................................................         536,011      8,951,429        536,011      8,951,429
                                                                          ------------   ------------   ------------   ------------
Net income (loss) ....................................................    $     20,801   $  7,861,052   $   (386,227)  $  7,098,116
                                                                          ============   ============   ============   ============

Basic and diluted loss per common share before extraordinary item ....    $      (0.10)  $      (0.07)  $      (0.23)  $      (0.11)
Basic and diluted income per common share from extraordinary item ....    $       0.11   $       0.54   $       0.13   $       0.54
Basic and diluted net income (loss) per common share .................    $       0.00   $       0.48   $      (0.10)  $       0.43
Weighted average number of common shares outstanding basic and
  diluted ............................................................       5,087,458     16,442,662      4,039,575     16,442,662

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                  July 31,       July 31,
                                                                                    2002           2001
Increase (Decrease) in cash
Cash flows from operating activities:
Net Income (loss) ............................................................  ($ 386,227)    $ 7,098,116
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization ..............................................   2,264,429       3,088,274
  Forgiveness of bank debt ...................................................          --      (8,951,429)
  Satisfaction of debt through sale of store .................................          --        (104,371)
  Settlement of liabilities subject to compromise ............................    (536,011)             --
  Amortization of beneficial conversion ......................................      47,166              --
  (Gain) Loss on sale of asset ...............................................          --         (34,600)
Changes in assets and liabilities:
  Decrease in customer receivables ...........................................      67,572           5,465
  Decrease (increase) in other receivables ...................................      (5,981)        946,655
  Decrease in merchandise inventories ........................................      58,388         265,164
  Increase in other assets ...................................................      (2,848)        (55,202)
  Increase in accounts payable and liabilities subject to compromise..........     409,116         588,373
  Increase in accrued expenses and liabilities subject to compromise .........     189,903         370,999
  Decrease in other liabilities and liabilities subject to compromise.........    (226,413)        (13,841)
                                                                                ----------     -----------
Net cash provided by operating activities ....................................   1,879,094       3,203,603
                                                                                ----------     -----------
Cash flows from investing activities:
  Purchases of videocassette rental library ..................................  (2,103,704)     (2,506,636)
  Purchases of fixed assets ..................................................     (76,425)        (67,777)
  Proceeds from sale of assets ...............................................          --         134,370
                                                                                ----------     -----------
Net cash used in investing activities ........................................  (2,180,129)     (2,440,043)
                                                                                ----------     -----------
Cash flows from financing activities:
  Decrease in bank overdraft .................................................     (53,016)             --
  Proceeds from the issuance of common stock .................................       1,214              --
  Proceeds from notes payable ................................................     352,837              --
  Repayment of notes payable liability subject to compromise .................          --      (1,598,292)
                                                                                ----------     -----------
Net cash provided by (used in) financing activities ..........................     301,035      (1,598,292)
                                                                                ----------     -----------
Net increase (decrease) in cash ..............................................           0        (834,732)
Cash at beginning of  period .................................................           0       1,046,164
                                                                                ----------     -----------
Cash at end of period ........................................................   $       0     $   211,432
                                                                                ==========     ===========

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                  July 31,        July 31,
                                                                                    2002            2001
                                                                                ------------    ------------
Supplementary disclosures of cash flow information
Cash Paid For:
  Interest..................................................................    $     41,300    $     12,500
  Reorganization items .....................................................              --         228,061

Non-cash investing and financing activities:
  Troubled debt restructuring ..............................................              --       8,951,429
  Satisfaction of debt through sale of store ...............................              --         104,371
  Value of warrants and Beneficial Conversion related to issuance of
    $742,420 Senior Subordinated Convertible Notes .........................         467,725              --
  Accrued expenses relieved in exchange for $389,583 in Senior
    Subordinated Convertible Notes .........................................         389,583              --
  Par value of common stock issued according to the Plan of
    Reorganization .........................................................          61,353              --
  Excess over the par value of common stock issued according to the
    Plan of Reorganization .................................................       1,472,471              --

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

The consolidated statement of operations for the three and six months ended July 31, 2001, and the consolidated statement of cash flows for the six months ended July 31, 2001 are unaudited and have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor-in-possession financing agreements, confirmation of a plan of reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flow from operations to meet its obligations.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of July 31, 2002, the results of operations for the three and six months ended July 31, 2002 and 2001, and cash flows for the six months ended July 31, 2002 and 2001. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2002.

The accompanying consolidated balance sheets as of January 31, 2002 and July 31, 2002 segregates liabilities subject to compromise, which represents claims still in dispute, from liabilities not subject to compromise, such as liabilities arising subsequent to filing bankruptcy.

Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filing and proceedings, which are required to be expensed as incurred.

2.  Bankruptcy

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. The proceedings began on August 17, 2000, when Fleet Retail Finance ("Fleet") purported to accelerate the outstanding indebtedness under the Company's secured credit facility. On August 24, 2000 as a result of the Fleet action, the Company and its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the Plan, the then existing common shareholders of Video City were to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock were to be issued in cancellation of all shares of preferred stock outstanding prior to such distribution to preferred shareholders; and 5,600,000 shares of common stock were to be issued to Video City's creditors. The Company anticipated that all liabilities subject to compromise would receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan certain class 4A creditors had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain tax obligations of approximately $1.3 million are to be paid in cash over five years from the date of assessment, of which approximately $1.1 million has been reclassified out of liabilities subject to compromise. The remaining balance is still in dispute.

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

On August 29, 2001, the effective date of the Plan, liabilities subject to compromise totaling $34,169,523 were discharged. At July 31, 2002, the balance sheet reflects a liability in the amount of $216,176 for 864,705 shares of common stock still to be issued according to the terms of the Plan of Reorganization. The estimated fair value of the common stock of $0.25 was determined by the board of directors based on pre-petition trading prices converted at the ratio of common stock issued to the existing common shareholders in the plan of reorganization.

3.  Senior Subordinated Convertible Notes Payable

On May 10, 2002 the Company initiated a Private Placement Offering to accredited investors. The Offering was to purchase Series A Units with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note Due November 1, 2003 and a Series A Warrant to purchase 20,000 Shares of Common Stock. The Company is offering a minimum of 50 units and a maximum of 100 units. The Units, Notes, Warrants and underlying Common Stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or with any securities regulatory authority of any jurisdiction. As of July 31, 2002 the Company has closed the first round with 74 units sold. The aggregate principal amount of the Convertible Notes is $742,420 at an interest rate of 10% per annum. Principal on these Notes shall be payable in one installment plus accrued but unpaid interest on November 1, 2003. Interest shall be payable semi-annually in arrears on the first day of November and May of each year, commencing November 1, 2002. The Notes shall be convertible at the election of the payee to common stock of the Company at a conversion price of $1.00 per share. The market price of the stock and the relative fair value of the notes in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $66,818, and is recorded as a note discount that is amortized over the life of the notes.

In connection with issuance of the Notes, the Company issued one-year warrants to purchase 1,484,840 shares of the Company's common stock at an exercise price of $0.01 per share. The Company recorded the fair value of the warrants issued of $400,907 using the Black-Scholes model, as a note discount and is being amortized over the life of the notes as interest expense.

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

11,579,148 common stock options and warrants were not included in the computations of diluted earnings per share for the three months ended July 31, 2001 because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.1,240,000 common stock options and 1,484,840 warrants to purchase common stock were not included in the computations of diluted earnings per share for the three months ended July 31, 2002 because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.

5.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

6.  New Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company has previously reported in its' consolidated financial statements, extraordinary income that arose as a result of the bankruptcy and the approval of the Plan of Reorganization. Consequently, the Company is considering the reclassification of this extraordinary income in accordance with SFAS 145 in the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

7.  Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on February 1, 2002. In accordance with the requirements of SFAS 142, during the six months ended July 31, 2002, the Company:

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

     . As required by SFAS 142, the Company determined the fair value of the reporting unit and compared it to the carrying value of goodwill effective February 1, 2002. No impairment of the carrying value of goodwill has been recorded upon adoption of SFAS 142.

As required under SFAS No. 142, with effect from February 1, 2002, we eliminated the amortization of goodwill. The following table represents a reconciliation of net income (loss) and per share data that would have been reported had the new rules been in effect during the three months and six months ended July 31, 2002 (in thousands, except per share data):

                                                      Three Months        Three Months      Six Months          Six Months
                                                     Ended July 31,      Ended July 31,   Ended July 31,      Ended July 31,
                                                          2002                2001              2002               2001
Reported net income (loss)                                  $20,801         $ 7,861,052        $(386,227)        $ 7,098,116
Add back goodwill amortization, net of tax                       --              31,338               --              62,676
                                                        ------------     ---------------    --------------     --------------
Adjusted net income (loss)                                  $20,801         $ 7,892,390        $(386,227)        $ 7,160,792
                                                        ------------     ---------------    --------------     --------------
Basic and diluted net income (loss) per common share
Reported net income (loss)                                  $  0.00            $   0.48          $   0.10           $   0.43
Goodwill amortization, net of tax                                --            $   0.00                --           $   0.01
                                                      --------------     ---------------    --------------     --------------
Adjusted net income (loss)                                  $  0.00            $   0.48        $     0.10           $   0.44
                                                      --------------     ---------------    --------------     --------------

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

     . Customer receivable balances represent extended viewing fees charged on rentals and are evaluated on a continual basis. Allowances are provided for against potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

     . Goodwill represents the excess of the cost of the companies previously acquired over the fair value of their net assets at the dates of acquisition. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from the expected future operating cash flows on an undiscounted basis. In accordance with SFAS No. 142, Goodwill has been evaluated for impairment and management has determined that no impairment of goodwill exists at July 31, 2002.

New Accounting Pronouncements

See note 6 and 7 to the Consolidating Financial Statements.

Results of Operations

Three months and six months ended July 31, 2002 compared to the three months and six months ended July 31, 2001.

Revenues

Rental revenue and product sales for the three months and six months ended July 31, 2002 totaled $4.0 million and $7.9 million compared to $4.5 million and $9.1 million for the three and six months ended July 31, 2001. Revenue decreased by $0.5 million or 12% and $1.2 million or 43% for the three months and six months ended July 31, 2002 as compared to the corresponding periods of the previous year. The decrease in revenues was primarily attributable to the reduced number of stores operating during the three and six month periods ending July 31, 2002 as compared to the prior year periods. During the three and six months ended July 31, 2002, the Company was operating 40 stores in 7 states compared to 44 stores in 7 states during most of the fiscal period ended July 31, 2001. This reduction is stores accounted for approximately $900,000 of the decrease in revenues in the six months ended July 31, 2002. The Company had no management fee income in either the three months or six months ended July 31, 2002 compared to the $7,000 for the three months ended April 30, 2001, related to the "Management Agreement" entered into with West Coast Entertainment Corporation on March 3, 2000 and terminated on February 13, 2001.

Store Operating Expenses

Store operating expenses for the three months and six months ended July 31, 2002 totaled $2.4 million and $4.7 million, as compared to $2.7 million and $5.3 million for the three months and six months ended July 31, 2001. Store operating expenses decreased by $0.3 million or 12% and $0.6 million or 12% for the three months and six months ended July 31, 2002 as compared to the corresponding periods of the previous year. The decrease in store operating expenses was primarily attributable to the reduced number of stores operating during the three and six month periods ending July 31, 2002 as compared to the prior year periods. During the three and six months ended July 31, 2002, the Company was operating 40 stores in 7 states compared to 44 stores in 7 states during most of the fiscal year ended July 31, 2001. Store operating expenses as a percentage of rental revenues and product sales were 60% and 61% for the three months and six months ended July 31, 2002 compared to 62% and 58% for the corresponding periods of 2001.

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory for the three months and six months ended July 31, 2002 totaled $1.0 million and $1.9 million, compared to $1.4 million and $2.8 million for the three months and six months ended July 31, 2001. Amortization decreased by $0.4 million or 29% and $0.9 million or 33% for the three months and six months ended July 31, 2002 as compared to the corresponding periods of the previous year. The decrease in amortization was primarily due to the reduced number of stores operating during the three and six month periods ending July 31, 2002 as compared to the prior year periods. In addition, the rental inventory has been reduced from the prior year due to the sale of excess non active rental inventory and the reduction in pricing of VHS tapes by selected studios. Amortization of videocassette rental inventory as a percentage of rental revenues and product sales were 26% and 25% for the three months and six months ended July 31, 2002 compared to 31% and 31% for the corresponding period, of 2001.

Cost of Product Sales

Cost of product sales for the three months and six months ended July 31, 2002 totaled $0.5 million and $0.9 million, compared to $0.5 million and $1.0 million for the three months and six months ended July 31, 2001. Cost of product sales was the same for the three months and increased $0.1 million or 10% for the six months ended July 31, 2002 as compared to the corresponding periods of the previous year. Cost of product sales as a percentage of rental revenues and product sales, was 13% and 12% for the three months and six months ended July 31, 2002, compared to 12% and 11% for the same period of 2001.

Cost of Leased Product

The Company had no leased product for the three and six months ended July 31, 2002 compared to $18,022 and $41,442 for the three months and six months ended July 31, 2001. The Company terminated leasing product under studio revenue sharing agreements beginning August 24, 2000 due the Chapter 11 Bankruptcy filing. The leased product reported for the prior year represented residual payments due to the studios subsequent to the Bankruptcy filing.

General and Administrative Expenses

General and administrative expenses for the three months and six months ended July 31, 2002 totaled $0.5 million and $1.1 million, compared to $0.7 million and $1.5 million for the three months and six months ended July 31, 2001. General and administrative expenses decreased $0.2 million or 29% and $0.4 million or 20% for the six months ended July 31, 2002 as compared to the corresponding periods of the previous year. The decrease in general and administrative expenses was primarily attributable to a reduction in employee salaries, consulting expense and travel and entertainment expense, partially offset by increased insurance expense. General and administrative expense as a percentage of total revenues were 14% and 15% for the three months and six months ended July 31, 2002, compared to 17% and 17% for the same period in 2001.

Interest Expense

Interest Expense for the three months and six months ended July 31, 2002 totaled $76,775 and $88,475, compared to $12,500 and $12,500 for the three and six months ended July 31, 2001. The increase in interest expense is primarily attributable to the payment of interest on lease cure payment arrangements and interest payments on priority tax payments payable in terms of the Plan of Reorganization. In addition, the company began paying interest related to the Notes Payable issued in connection with the Private Placement that were executed on May 22, 2002, which included 10% interest on the Notes Payable balance as well as the amoritization of the discount attached to the warrants granted with notes payable and the beneficial conversion. The $12,500 interest expense for the three and six months ended July 31, 2001 was interest charged on the balance of the $500,000 payable to Fleet Retail

Finance on June 29, 2001, per the ("the Fleet Compromise") agreement, which was approved by the Bankruptcy Court on March 28, 2001.

Other (income) expense

The Company had no other income or expense for the three months and six months ended July 31, 2002, compared to $22,484 of other expense and $109,896 of other income for the corresponding periods of the previous year. Other income and expense of the previous year consisted of miscellaneous expense and miscellaneous income from vendor royalty payments and collection of previous period late fees

Income Taxes

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax asset at July 31, 2001.

Reorganization Items

The Company had no reorganization expense for the three months and six months ended July 31, 2002, compared to $149,295 and $440,902 for the three and six months ended July 31, 2001. The prior period expenses consisted of professional fees, corporate relocation expenses and a gain on the sale of assets directly related the Company's Chapter 11 reorganization plan.

Extraordinary Gain on Withdrawal of Priority Tax Claims and Trouble Debt Restructuring

The Company reported an extraordinary gain of $536,011 and $536,011 for the three months and six months ended July 31, 2002, compared to $8,951,429 and $8,951,429 for the corresponding periods of the previous year. During the quarter ended July 31, 2002 the Company recorded an extraordinary gain relating to the withdrawal of priority tax claims from various taxing authorities. During the Quarter ended July 31, 2001 the Company recorded a gain on troubled debt restructuring of $8,951,429 relating to the loan agreement with Fleet Retail Finance.

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

On May 10, 2002 the Company initiated a Private Placement Offering to accredited investors. The Offering was to purchase Series A Units with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note Due November 1, 2003 and a Series A Warrant to purchase 20,000 Shares of Common Stock. The Company is offering a minimum of 50 units and a maximum of 100 units. The Units, Notes, Warrants and underlying Common Stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or with any securities regulatory authority of any jurisdiction. As of July 31, 2002 the Company has closed the first round with 74 units sold. The aggregate principal amount of the Convertible Notes is $742,420 at an interest rate of 10% per annum. Principal on these Notes shall be payable in one installment plus accrued but unpaid interest on November 1, 2003. Interest shall be payable semi-annually in arrears on the first day of November and May of each year, commencing November 1, 2002. The Notes shall be convertible at the election of the payee to common stock of the Company at a conversion price of $1.00 per share. The market price of the stock and the relative fair value of the notes in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $66,818, and is recorded as a note discount that is amortized over the life of the notes.

In connection with issuance of the Notes, the Company issued one-year warrants to purchase 1,484,840 shares of the Company's common stock at an exercise price of $0.01 per share. The Company recorded the fair value of the warrants issued of $400,907 using the Black-Scholes model, as a note discount and is being amortized over the life of the notes as interest expense.

The Company is seeking to improve its working capital position by seeking increased trade credit, extended terms from its vendors and continuing to seek additional investments through the private placement offering. However, no assurance can be given that the Company will be successful in its efforts to obtain additional short-term capital to improve its working capital position.

Cash Flows

Six months Ended July 31, 2002 Compared to the Six months Ended July 31, 2001

Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended July 31, 2002, decreased by approximately $1,325,000 or 42%, compared to the six months ended July 31, 2001. This change was caused by the decrease in net income of $7.4 million over the comparable prior year period, offset by the non-cash gain of $8,851,429 recorded as a result of the forgiveness of debt by Fleet. The decrease was also attributable to a decrease in depreciation and amortization as a result of the reduction of 4 stores in the second quarter of fiscal 2001. The decrease was also due to a decrease in accounts payable, accrued expenses and other liabilities subject to compromise over the comparable prior year period.

Cash Used in Investing Activities

Net cash used in investing activities during the six months ended July 31, 2002 decreased by approximately $260,000 or 11%, compared to the six months ended July 31, 2001. The change was mainly attributable to the decrease in the purchase of videocassettes for the rental library due to the Company having less stores, during the six months ended July 31, 2002.

Cash Provided by (Used in) Financing Activities

Net cash provided by (used) in financing activities during the six months ended July 31, 2002, increased by approximately $1.9 million or 119%, compared to the six months ended July 31, 2001. The change was mainly attributable to the receipt of the proceeds from the private placement and that the fact there was no repayment of notes payable liability subject to compromise for the six month period ended July 31, 2002.

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

                                                      Video City, Inc
                                                      ---------------
                                                        (Registrant)


                   September 16, 2002               /s/ Timothy L. Ford
                                                    -------------------
                                                      Timothy L. Ford
                                                  Chief Executive Officer
                                               (Principal Executive Officer)
                                               -----------------------------


                   September 16, 2002
                                                   /s/ Rudolph R. Patino
                                                   ---------------------
                                                     Rudolph R. Patino
                                                  Chief Financial Officer
                                               (Principal Financial Officer)
                                               -----------------------------