Form 10-Q/A
period 2002-07-31
VIDEO CITY INC
filed 2002-09-18
CIK 773135

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   Form 10-Q/A

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

                                  INTRODUCTION

Video City, Inc. is filing this Amendment to its Quarterly Report on Form 10-Q for the period ending July 31, 2002, to certify the quarterly report pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Video City, Inc.
                                                        ----------------
                                                         (Registrant)

                   September 18, 2002                /s/ TIMOTHY L. FORD
                                                   ----------------------------
                                                        Timothy L. Ford
                                                      Chief Executive Officer
                                                   (Principal Executive Officer)


                   September 18, 2002               /s/ RUDOLPH R. PATINO
                                                  -----------------------------
                                                        Rudolph R. Patino
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)

CERTIFICATIONS

I, Timothy L. Ford, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Video City, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     Date: September 16, 2002


                                                /s/ TIMOTHY L. FORD
                                                -------------------------------
                                                Name:  Timothy L. Ford
                                                Title: Chief Executive Officer

CERTIFICATIONS

I, Rudolph R. Patino, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Video City, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     Date: September 16, 2002

                                               /s/ RUDOLPH R. PATINO
                                               --------------------------------
                                               Name:  Rudolph R. Patino
                                               Title:   Chief Financial Officer