Form 10-Q
period 2002-10-31
VIDEO CITY INC
filed 2002-12-23
CIK 773135

===============================================================================
                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    Form 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-14023

                                VIDEO CITY, INC.

             (Exact name of registrant as specified in its charter)

               Delaware                          95-3897052
      (State of incorporation)    (I.R.S. Employer Identification Number)


           4800 Easton Drive, Suite 108, Bakersfield, California 93309
               (Address of principal executive offices) (Zip Code)

                                 ---------------

       Registrant's telephone number, including area code: (661) 634-9171

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Registrant's number of shares of common stock outstanding as of December 20, 2002 was 6,298,724.

===============================================================================

                                Table of Contents

                                      10-Q

PART 1....................................................................  2
Item 1....................................................................  3
Balance Sheet Assets......................................................  2
Balance Sheet Liabilities.................................................  3
Income Statement..........................................................  4
Cash Flow Statemnent......................................................  5
Table 5...................................................................  7
Table 6...................................................................  7
Item 2.................................................................... 15
PAT II.................................................................... 25
Item 2.................................................................... 25
Item 3.................................................................... 19
Item 6.................................................................... 25

Exhibit 27 Table.......................................................... 20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                VIDEO CITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        October 31,  January 31,
                                                            2002        2002
                                                        ----------   ----------
                                                        (Unaudited)   (Audited)
ASSETS
Current assets:

  Customer receivables ..............................   $  142,012   $  377,033
  Merchandise inventory .............................      214,976      529,334
  Assets held for sale ..............................    2,049,354           --
  Other .............................................      102,078       74,270
                                                        ----------   ----------
     Total current assets ...........................    2,508,420      980,637

Rental library, net .................................    1,065,406    2,261,331
Property and equipment, net .........................      624,710    1,215,146
Goodwill ............................................    1,008,429    1,787,361
Other assets ........................................      268,331      346,645
                                                        ----------   ----------
     Total assets ...................................   $5,475,296   $6,591,120
                                                        ==========   ==========

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               October 31,     January 31,
                                                                  2002            2002
                                                              ------------    ------------
                                                               (Unaudited)     (Audited)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities:
  Bank overdraft ..........................................   $     84,158    $    103,582
  Accounts payable ........................................      2,523,845       1,666,978
  Accrued Expenses ........................................        778,542       1,052,653
  Note payable ............................................         39,269          48,262
  Current portion of tax liability ........................        178,581         149,880
  Other liabilities .......................................         94,904         332,829
                                                              ------------    ------------
    Total current liabilities .............................      3,699,299       3,354,184
  Senior Subordinated Convertible Notes Payable
   (net of unamortized discount of $330,158) ..............        552,262              --
  Shares issuable under plan of reorganization ............        216,176       1,750,000
  Deferred tax liability ..................................        136,000         136,000
  Tax liability less current portion ......................        438,934         431,759
                                                              ------------    ------------
Total liabilities Not Subject to Compromise ...............      5,042,671       5,671,943
                                                              ------------    ------------

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable ..........................................        315,400         956,347
                                                              ------------    ------------
    Total Liabilities Subject to Compromise ...............        315,400         956,347
                                                              ------------    ------------
Total Liabilities .........................................      5,358,071       6,628,290
                                                              ------------    ------------
STOCK HOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value per share, 30,000,000 shares
   authorized; 6,256,724 shares issued and outstanding
   at October 31, 2002 and 0 shares
   issued and outstanding at January 31, 2002 .............         62,567              --
  Additional paid-in capital ..............................     21,623,725      19,683,530
  Accumulated (deficit) ...................................    (21,569,067)    (19,720,700)
                                                              ------------    ------------
    Total stockholders' equity (deficit)  .................        117,225         (37,170)
                                                              ------------    ------------
Total liabilities and stockholders' equity ................   $  5,475,296    $  6,591,120
                                                              ============    ============

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                            ----------------------------    ----------------------------
                                                             October 31,     October 31,     October 31,     October 31,
                                                                2002            2001            2002            2001
                                                            ------------    ------------    ------------    ------------
REVENUES:

  Rental revenues and product sales .....................   $  1,954,116    $  2,145,989    $  6,409,658    $  7,683,114
  Management fee income .................................             --              --              --           7,143
                                                            ------------    ------------    ------------    ------------
TOTAL REVENUES ..........................................      1,954,116       2,145,989       6,409,658       7,690,257
                                                            ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Store operating expenses ..............................      1,408,232       1,376,346       4,235,572       4,672,910
  Amortization of rental library ........................        462,863         781,179       1,350,084       2,473,950
  Cost of product sales .................................        460,310         193,343       1,117,694         942,582
  Cost of leased product ................................             --              --              --          37,712
  General and administrative expenses ...................        659,576         815,174       1,788,862       2,325,401
  Impairment of goodwill ................................        117,608            --           117,608            --
                                                            ------------    ------------    ------------    ------------
TOTAL OPERATING COSTS AND EXPENSES ......................      3,108,589       3,166,042       8,609,820      10,452,555

Loss from operations before reorganization items ........     (1,154,473)     (1,020,053)     (2,200,162)     (2,762,298)
Other (Income) expense
  Interest expense, net .................................        156,367              --         244,842          12,500
  Other .................................................             --         (74,107)             --        (184,003)
                                                            ------------    ------------    ------------    ------------
Loss before reorganization items ........................     (1,310,840)       (945,946)     (2,445,004)     (2,590,795)
Reorganization items:
  Professional fees .....................................             --              --              --         417,577
  (Gain) Loss on sale of assets .........................             --              --              --         (34,600)
  Relocation of Corporate Office ........................             --              --              --          57,925
                                                            ------------    ------------    ------------    ------------
Net loss from continuing operations .....................     (1,310,840)       (945,946)     (2,445,004)     (3,031,697)
                                                            ------------    ------------    ------------    ------------
Discontinued operations:
  Loss (Gain) on discontinued operations ................        151,300         171,638         (60,626)        (60,800)
                                                            ------------    ------------    ------------    ------------
Loss before extraordinary items .........................     (1,462,140)     (1,117,584)     (2,384,378)     (2,970,897)
                                                            ------------    ------------    ------------    ------------
Extraordinary items:
  Troubled debt restructuring gain, net of tax ..........             --              --              --       8,951,429
  Discharge of liabilities subject to compromise
   (Note 2) .............................................             --      32,769,523         536,011      32,769,523
                                                            ------------    ------------    ------------    ------------
Total extraordinary items ...............................             --      32,769,523              --      41,720,952
                                                            ------------    ------------    ------------    ------------
Net income (loss) .......................................   $ (1,462,140)   $ 31,651,939    $ (1,848,367)   $ 38,750,055
                                                            ============    ============    ============    ============
Basic and diluted loss per common share from continuing
 operations .............................................   $      (0.21)   $      (0.06)   $      (0.50)   $      (0.19)
Basic and diluted gain (loss) per common share from
 discontinued operations ................................   $      (0.03)   $      (0.01)   $       0.02    $       0.01
Basic and diluted income per common share from
 extraordinary item .....................................   $       0.00    $       1.99    $       0.11    $       2.54
Basic and diluted net income (loss) per common share.....   $      (0.24)   $       1.93    $      (0.38)   $       2.36
Weighted average number of common shares outstanding
 basic and diluted ......................................      6,256,724      16,442,662       4,928,066      16,442,662

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                        ----------------------------
                                                                         October 31,     October 31,
                                                                            2002            2001
                                                                        ------------    ------------
Increase (decrease) in cash
Cash flows from operating activities:
Net income (loss) ...................................................   ($ 1,848,367)   $ 38,750,055
Adjustments to reconcile net income (loss) to net cash provided by perating activities:
  Depreciation and amortization .....................................      1,834,892       4,770,735
  Extraordinary item - troubled debt restructuring ..................             --      (8,951,429)
  Impairment of goodwill ............................................        117,608              --
  Extraordinary item - discharge of liabilities subject to
    compromise ......................................................       (536,011)    (32,769,523)
  Discontinued operations ...........................................        (60,626)             --
  Amortization of beneficial conversion .............................        117,914              --
  Warrants issued for expenses ......................................         37,363              --
  (Gain) Loss on sale of asset ......................................             --         (34,600)
Changes in assets and liabilities:
  Decrease in customer receivables ..................................        132,240          37,798
  Decrease (increase) in other receivables ..........................             --         946,655
  Decrease in merchandise inventories ...............................        197,215         394,340
  Increase in other assets ..........................................        (36,816)       (101,913)
  Increase in accounts payable and liabilities
   subject to compromise ............................................        854,911       1,334,377
  Increase in accrued expenses and liabilities
   subject to compromise ............................................        101,713         225,647
  Decrease in notes payable .........................................         (8,993)             --
  Decrease in other liabilities and liabilities
   subject to compromise ............................................       (291,270)        (27,202)
                                                                        ------------    ------------
Net cash provided by operating activities ...........................        611,773       4,574,940
                                                                        ------------    ------------
Cash flows from discontinued operations .............................      1,627,128              --
                                                                        ------------    ------------
Cash flows from investing activities:
  Purchases of videocassette rental library, ........................     (2,592,075)     (3,937,478)
  Purchases of fixed assets .........................................        (84,091)       (292,820)
  Proceeds from sale of assets ......................................             --         134,370
                                                                        ------------    ------------
Net cash used in investing activities ...............................     (2,676,166)     (4,095,928)
                                                                        ------------    ------------
Cash flows from financing activities:
  Decrease in bank overdraft ........................................        (19,424)             --
  Proceeds from the issuance of common stock ........................          1,214              --
  Proceeds from notes payable .......................................        455,475              --
  Proceeds from borrowing (repayment) under credit facility .........             --      (1,500,000)
                                                                        ------------    ------------
Net cash provided by (used in) financing activities .................        437,265      (1,500,000)
                                                                        ------------    ------------
Net increase (decrease) in cash .....................................              0      (1,020,988)
Cash at beginning of period .........................................              0       1,046,164
                                                                        ------------    ------------
Cash at end of period ...............................................   $          0    $     25,176
                                                                        ============    ============

           See accompanying notes to consolidated financial statements

                                VIDEO CITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                        -------------------------
                                                                        October 31,    October 31,
                                                                           2002           2001
                                                                        -----------   -----------
Supplementary disclosures of cash flow information
Cash Paid For:
  Interest ..........................................................   $    52,800   $    12,500
  Reorganization items ..............................................            --       228,061

Non-cash investing and financing activities:
   Troubled debt restructuring ......................................            --     8,951,429
   Discharge of liabilities subject to compromise ...................       536,011    34,169,523
   Cancellation of preferred stock ..................................                   6,292,135
   Cancellation of common stock .....................................            --    13,741,395
   Warrants issued for expenses .....................................        37,363            --
   Liability for shares issueable under plan of reorganization ......            --     1,750,000
   Value of warrants and beneficial conversion related to issuance of
    $742,420 Senior Subordinated Convertible Notes ..................       467,725            --
   Accrued expenses relieved in exchange for $389,583 in
    Senior Subordinated Convertible Notes ...........................       389,583            --
   Par value of common stock issued according to the
    Plan of Reorganization...........................................        61,353            --
   Excess over the par value of common stock issued
    according to the Plan of Reorganization..........................     1,472,471            --

          See accompanying notes to consolidated financial statements.

                                VIDEO CITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Video City, Inc. ("the Company" or "Video City") or and all of its wholly owned subsidiaries. These subsidiaries include Old Republic Entertainment, Inc., Sulpizio One, Inc., Video Tyme, Inc., Videoland, Inc., and Video Galaxy, Inc. All material intercompany transactions have been eliminated. The financial statements include the operations of companies acquired from the dates of acquisition.

The consolidated statements of operations for the three and nine months ended October 31, 2001, and the consolidated statements of cash flows for the nine months ended October 31, 2001 are unaudited and have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor-in-possession financing agreements, confirmation of a plan of reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flow from operations to meet its obligations.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of October 31, 2002, the results of operations for the three and nine months ended October 31, 2002 and 2001, and cash flows for the nine months ended October 31, 2002 and 2001. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2002.

The accompanying consolidated balance sheets as of January 31, 2002 and October 31, 2002 segregates liabilities subject to compromise, which represents claims still in dispute, from liabilities not subject to compromise, such as liabilities arising subsequent to filing bankruptcy.

Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filing and proceedings, which are required to be expensed as incurred.

2.   Bankruptcy

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City's First Amended Chapter 11 Plan of Reorganization (the "Plan"). The Plan became effective on August 29, 2001. The proceedings began on August 17, 2000, when Fleet Retail Finance ("Fleet") purported to accelerate the outstanding indebtedness under the Company's secured credit facility. On August 24, 2000 as a result of the Fleet action, the Company and its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the Plan, the then existing common shareholders of Video City were to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock were to be issued in cancellation of all shares of preferred stock outstanding prior to such distribution to preferred shareholders; and 5,600,000 shares of common stock were to be issued to Video City's creditors. The Company anticipated that all liabilities subject to compromise would receive shares of common stock of Video City in full satisfaction of their claims based on the Plan. As part of the Plan certain class 4A creditors had the option to receive 20% of their claims in cash if their claims was under $1,000 or if they choose to reduce their claims to that amount. The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain tax obligations of approximately $1.3 million are to be paid in cash over five years from the date of assessment, of which approximately $1.1 million has been reclassified out of liabilities subject to compromise.

The Company was required to issue 7,000,000 shares of new common stock of reorganized Video City. The holders of existing voting shares immediately before the confirmation received more than 50% of the voting shares of the emerging entity and therefore the Company did not adopt fresh-start reporting upon its emergence from Chapter 11. Liabilities compromised by the Plan were stated at the present value of the amounts to be paid, and the forgiveness of debt has been reported as an extraordinary item.

On August 29, 2001, the effective date of the Plan, liabilities subject to compromise totaling $34,169,523 were discharged. Subsequently, the Company settled with two taxing authorities and received amended tax claims which reduced the tax liability by $536,011. The remaining balance is still in dispute. At October 31, 2002, the balance sheet reflects a liability in the amount of $216,176 for 864,705 shares of common stock still to be issued according to the terms of the Plan. The estimated fair value of the common stock of $0.25 was determined by the board of directors based on pre-petition trading prices converted at the ratio of common stock issued to the existing common shareholders in the Plan.

3.   Senior Subordinated Convertible Notes Payable

On May 10, 2002 the Company initiated a private placement offering to accredited investors (sometimes referred to herein as the "Private Placement" or "Private Placement Offering"). The Private Placement Offering was to purchase Series A Units with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note due November 1, 2003 and a Series A Warrant to purchase 20,000 shares of the Company's common stock at the exercise price of $0.01 per share. The Company offered a minimum of 50 units and a maximum of 100 units at a price of $10,000 per unit. The units, convertible notes, warrants and underlying common stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or with any securities regulatory authority of any jurisdiction. As of July 31, 2002 the Company had closed the first round with 74 units sold for an aggregate principal amount of $742,420 with an interest rate of 10% per annum. Principal on these convertible notes is payable in one installment plus accrued but unpaid interest on November 1, 2003. Interest shall be payable semi-annually in arrears on the first day of November and May of each year, commencing November 1, 2002. The convertable notes shall be convertible at the election of the payee into common stock of the Company at a conversion price of $1.00 per share. The market price of the common stock and the relative fair value of the convertible notes in relation to the conversion price of these convertible notes created a beneficial conversion amount of $66,818, and is recorded as a note discount that is amortized over the life of the notes.

In connection with issuance of the convertible notes, the Company issued one-year warrants to purchase 1,484,840 shares of the Company's common stock at an exercise price of $0.01 per share. The Company recorded the fair value of these warrants at $400,907 using the Black-Scholes model, as a note discount which is being amortized over the life of the convertible notes as interest expense.

In September and October the Company sold an additional 14 Series A Units for an aggregate amount of $140,000 and issued additional one-year warrants to purchase 280,000 shares of the Company's common stock at an exercise price of $0.01 per share.

4.   Earnings Per Share

Basic earning per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earning per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings.

11,579,148 common stock options and warrants were not included in the computations of diluted earnings per share for the three and nine months ended October 31, 2001 because their exercise would have an antidilutive effect on earnings per share. 1,250,000 common stock options and 1,764,840 warrants to purchase common stock were not included in the computations of diluted earnings per share for the three and nine months ended October 31, 2002 because their exercise and/or conversion would have an antidilutive effect on earnings per share.

5.   Discontinued Operations

On October 24, 2002 the Board of Directors approved the disposition of 19 of its 40 retail video stores (the "19 Stores") to M.G. Midwest, Inc., a Delaware corporation ("Movie Gallery"). The 19 Stores representes all stores owned by the Company outside of California and includes certain assets and liabilities related to the 19 Stores. The disposition was effected pursuant to an Asset Purchase Agreement between the Company and Movie Gallery, dated October 24, 2002. The 19 Stores represented approximately 38% of the Company's total assets.

The aggregate cash purchase price for the 19 Stores was $2,080,500, which was determined as a result of arms-length negotiations between the Company and Movie Gallery. Of the $2,080,500 purchase price, Movie Gallery paid the Company $2,030,500 at the closing of the transaction on November 6, 2002. The remaining $50,000 is payable by September 10, 2003, and is contingent upon the level of gross revenues attained by one of the 19 Stores located in Nampa, Idaho.

The sale of the stores has been accounted for as "Discontinued Operations" and the assets related to the sale of the stores have been reported as "Assets Held for Sale" at October 31, 2002, in accordance with Statement of Financial Accounting Standards No. 144.

The statements of operations have been restated to show the net effect of the discontinuance of the 19 stores sold.

                                            Three Months Ended        Nine Months Ended
                                         -----------------------   -----------------------
                                         October 31,  October 31,  October 31,  October 31,
                                            2002         2001         2002         2001
                                         ----------   ----------   ----------   ----------
REVENUES:
  Rental revenues and product sales ..   $1,539,803   $1,716,375   $4,977,233   $5,297,711
                                         ----------   ----------   ----------   ----------
TOTAL REVENUES .......................    1,539,803    1,716,375    4,977,233    5,297,711
                                         ----------   ----------   ----------   ----------

OPERATING COSTS AND EXPENSES:
  Store operating expenses ...........      993,388    1,115,644    2,912,832    3,100,385
  Amortization of rental library .....      514,850      566,404    1,566,502    1,667,367
  Cost of product sales ..............      182,865      205,965      437,273      465,429
  Cost of leased product .............           --           --           --        3,730
                                         ----------   ----------   ----------   ----------
TOTAL OPERATING COSTS AND EXPENSES ...    1,691,103    1,888,013    4,916,607    5,236,911
                                         ----------   ----------   ----------   ----------
Loss (Gain) on discontinued operations   $  151,300   $  171,638   $  (60,626)  $  (60,800)

No general corporate overhead and interest expense has been allocated to these 19 stores.

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

2001 and, generally, are to be applied prospectively. The Company sold 19 stores which assets are refeclted as held for sale at October 31, 2002 and the related operations are reflected as discontinued operations.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

7.   Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on February 1, 2002. In accordance with the requirements of SFAS 142, during the nine months ended October 31, 2002, the Company:

     o Evaluated the balance of goodwill and other intangible assets recorded on the consolidated balance sheet as of February 1, 2002. No reclassifications were required to be made in order to conform to the new criteria for recognition.

     o Determined that there were no intangible assets (other than goodwill) with indefinite useful lives.

     o Determined that the Company only has one reporting unit that is Video City, Inc. to be used to test for goodwill impairment in accordance with SFAS 142.

     o As required by SFAS 142, the Company determined the fair value of the reporting unit and compared it to the carrying value of goodwill effective February 1, 2002. No impairment of the carrying value of goodwill has been recorded upon adoption of SFAS 142.

As required under SFAS No. 142, with effect from February 1, 2002, we eliminated the amortization of goodwill. The following table represents a reconciliation of net income (loss) and per share data that would have been reported had the new rules been in effect during the three months and nine months ended October 31, 2002 (in thousands, except per share data):

                                                 Three Months     Three Months      Nine Months      Nine Months
                                                     Ended            Ended            Ended            Ended
                                                   October 31,     October 31,      October 31,      October 31,
                                                      2002            2001             2002             2001
                                                 -------------    --------------   -------------    --------------
Reported net income (loss) ..................    $  (1,462,140)   $   31,651,939   $  (1,848,367)   $   38,750,055
Add back goodwill amortization, net of tax ..               --            31,338              --            94,014
                                                 -------------    --------------   -------------    --------------
Adjusted net income (loss) ..................    $  (1,462,140)   $   31,683,277   $  (1,848,367)   $   38,844,069
                                                 -------------    --------------   -------------    --------------
Basic and diluted net income (loss) per
 common share
Reported net income (loss) ..................    $       (0.24)   $         1.93   $       (0.38)   $         2.36
Goodwill amortization, net of tax ...........               --    $         0.00              --    $         0.01
                                                 -------------    --------------   -------------    --------------
Adjusted net income (loss) ..................    $       (0.24)   $         1.93   $       (0.38)   $         2.37
                                                 -------------    --------------   -------------    --------------

In accordance with FAS 142, the goodwill has been re-evaluated based on the recent sale of 19 stores (Note 5) and the Company recorded an impairment of goodwill of $117,608 in the period ended October 31, 2002.

8. Subsequent Event

On November 6, 2002, the Company completed the disposition of the 19 stores to Movie Gallery. The 19 Stores represented all stores owned by the Company outside of California and included certain assets and liabilities related to the 19 Stores. (Refer to Note 5).

On November 6, 2002, in conjunction with the sale of the 19 stores to Movie Gallery, the Company presented to holders of Series A units in the Private Placement an opportunity to be paid in full on the balance of their Series A Units, including interest due, or to roll up to 65% of their investment back into the Private Placement. In consideration, the Company offered each Series A Unit holder an additional warrant for each dollar of principal rolled over into the Private Placement. The conditions and terms would remain the same as the initial terms of the Private Placement Offering. The total principal of convertible notes remaining outstanding after the completion of the rollover was $387,752.

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

Estimates and Critical Accounting Policies

Estimates and critical accounting policies and judgments made by management are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Actual results may be different from estimated amounts included in the financial statements.

management believes that the following critical accounting policies address the significant estimates required of management when preparing the consolidated financial statements in accordance with GAAP:

     o The amortization method of the rental library of the Company records base stock (generally 3 copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock cost amortized on a straight line basis over 33 months to an estimated $3 salvage value. The cost of non base stock (generally greater than 3 copies per title for each store) is amortized on an accelerated basis over three months to an estimated $3 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value.

     o Customer receivable balances represent extended viewing fees charged on rentals and are evaluated on a continual basis. Allowances are provided for against potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

     o Goodwill represents the excess of the cost of the companies previously acquired over the fair value of their net assets at the dates of acquisition. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from the expected future operating cash flows on an undiscounted basis. In accordance with SFAS No. 142, Goodwill has been evaluated for impairment and management recorded an impairment of goodwill of $117,608 in the quarter ended October 31, 2002.

New Accounting Pronouncements

See the discussion in notes 6 and 7 to the consolidated financial statements, which discussion is incorporated herein by reference.

Results of Operations

Three months and nine months ended October 31, 2002 compared to the three months and nine months ended October 31, 2001.

Revenues

Rental revenue and product sales for the three months and nine months ended October 31, 2002 totaled $1.9 million and $6.4 million compared to $2.1 million and $7.7 million for the three and nine months ended October 31, 2001. Revenue decreased by $0.2 million or 10% and $1.3 million or 17% for the three months and nine months ended October 31, 2002 as compared to the corresponding periods of the previous year. The decrease in revenues was primarily attributable to the reduced number of stores operating during the three and nine month periods ending October 31, 2002 as compared to the prior year periods. During the three and nine months ended October 31, 2002, the Company was operating 21 stores compared to 25 stores during most of the fiscal period ended October 31, 2001. The Company had no management fee income in either the three months or nine months ended October 31, 2002 compared to no management fee income for the three months and $7,000 for the nine months ended October 31, 2001, related to the "Management Agreement" entered into with West Coast Entertainment Corporation on March 3, 2000 and terminated on February 13, 2001.

Store Operating Expenses

Store operating expenses for the three months and nine months ended October 31, 2002 totaled $1.4 million and $4.2 million, as compared to $1.4 million and $4.7 million for the three months and nine months ended October 31, 2001. Store operating expenses were unchanged for the three months and decreased
$0.5 million or 11% for the nine months ended October 31, 2002 as compared to the corresponding periods of the previous year. The decrease in store operating expenses was primarily attributable to the reduced number of stores operating during the three and nine month periods ending October 31, 2002 as compared to the prior year periods. During the three and nine months ended October 31, 2002, the Company was operating 21 stores compared to 25 stores during most of the fiscal year ended October 31, 2001. Store operating expenses as a percentage of rental revenues and product sales were 72% and 66% for the three months and nine months ended October 31, 2002 compared to 65% and 61% for the corresponding periods of 2001 and increased as a percentage of product sales due to the closure of stores and resulting loss of revenues.

Amortization of Rental library

Amortization of rental library for the three months and nine months ended October 31, 2002 totaled $0.5 million and $1.4 million, compared to $0.8 million and $2.5 million for the three months and nine months ended October 31, 2001. Amortization decreased by $0.3 million or 38% and $1.1 million or 44% for the three months and nine months ended October 31, 2002 as compared to the corresponding periods of the previous year. The decrease in amortization was primarily due to the reduced number of stores operating during the three and nine month periods ending October 31, 2002 as compared to the prior year periods. In addition, the rental library inventory has been reduced from the prior year due to the sale of excess non active rental inventory and the reduction in pricing of VHS tapes by selected studios. Amortization of rental library inventory as a percentage of rental revenues and product sales were 24% and 21% for the three months and nine months ended October 31, 2002 compared to 37% and 33% for the corresponding period, of 2001.

Cost of Product Sales

Cost of product sales for the three months and nine months ended October 31, 2002 totaled $0.5 million and $1.1 million, compared to $0.2 million and $0.9 million for the three months and nine months ended October 31, 2001. Cost of product sales increased $0.3 million or 150% and $0.2 million or 23% for the three months and nine months ended October 31, 2002 as compared to the corresponding periods of the previous year. Cost of product sales as a percentage of rental revenues and product sales, was 24% and 18% for the three months and nine months ended October 31, 2002, compared to 9% and 13% for the same period of 2001. The increase was primarily due to increased marketing promotions during the months of August and September 2002, which increased the cost of sales for the three months ended October 31, 2002 compared to the prior year.

Cost of Leased Product

The Company had no leased product for the three and nine months ended
October 31, 2002 compared to $0 and $37,712 for the three months and nine months ended October 31, 2001. The Company terminated leasing product under studio revenue sharing agreements beginning August 24, 2000 due the Chapter 11 Bankruptcy filing. The leased product reported for the prior year represented residual payments due to the studios subsequent to the Bankruptcy filing.

General and Administrative Expenses

General and administrative expenses for the three months and nine months ended October 31, 2002 totaled $0.7 million and $1.8 million, compared to $0.8 million and $2.3 million for the three months and nine months ended October 31, 2001. General and administrative expenses decreased $0.1 million or 13% and $0.5 million or 22% for the nine months ended October 31, 2002 as compared to the corresponding periods of the previous year. The decrease in general and administrative expenses was primarily attributable to a reduction in employee salaries, professional fees, utilities and travel and entertainment expense, partially offset by increased insurance expense. General and administrative expense as a percentage of total revenues were 19% and 16% for the three months and nine months ended October 31, 2002, compared to 22% and 18% for the same period in 2001.

Impairment of Goodwill

Impairment of goodwill for the three and nine months ended October 31, 2002 totaled $117,608. The impairment of goodwill expense represents the write down of goodwill to it's realizable value based on the estimated undiscounted cash flows of the remaining stores compared to the actual carrying value of the remaining store assets and goodwill. There was no impairment of goodwill expense in the prior periods.

Interest Expense

Interest Expense for the three months and nine months ended October 31, 2002 totaled $156,367 and $244,842, compared to $0 and $12,500 for the three and nine months ended October 31, 2001. The increase in interest expense is primarily attributable to the payment of interest on lease cure payment arrangements and interest payments on priority tax payments payable in terms of the Plan of Reorganization. In addition, the company began paying interest related to the Notes Payable issued in connection with the Private Placement that were executed on May 22, 2002, which included 10% interest on the Notes Payable balance as well as the amoritization of the discount attached to the warrants granted with the notes payable and the beneficial conversion. The $12,500 interest expense for the nine months ended October 31, 2001 was interest charged on the balance of the $500,000 payable to Fleet Retail Finance on June 29, 2001, per the ("the Fleet Compromise") agreement, which was approved by the Bankruptcy Court on March 28, 2001.

Other (income) expense

The Company had no other income or expense for the three months and nine months ended October 31, 2002, compared to $74,107 of other expense and $184,003 of other income for the corresponding periods of the previous year. Other income and expense of the previous year consisted of miscellaneous expense and miscellaneous income from vendor royalty payments and collection of previous period late fees.

Income Taxes

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. Accordingly, a full valuation allowance has been established against the deferred tax asset at October 31, 2001.

Reorganization Items

The Company had no reorganization expense for the three months and nine months ended October 31, 2002, compared to $0 and $440,902 for the three and nine months ended October 31, 2001. The prior period expenses consisted of professional fees, corporate relocation expenses and a gain on the sale of assets directly related the Company's Chapter 11 reorganization plan.

Loss (Gain) on Discontinued Operations

The Company reported a loss on discontinued operations of $151,300 for the three months and a gain of $60,626 on discontinued operations for the nine months ended October 31, 2002, compared to $171,638 loss and $60,800 gain for the comparative periods ending October 31, 2001. The Company completed the disposition of 19 retail video stores to Movie Gallery on November 6, 2002. The sale of the stores has been accounted for as "Discontinued Operations" in accordance with Statement of Financial Accounting Standards No. 144.

Extraordinary Item

The Company reported an extraordinary gain of $0 and $536,011 for the three months and nine months ended October 31, 2002, compared to $0 and $8,951,429 for the corresponding periods of the previous year. During the nine months ended October 31, 2002 the Company recorded an extraordinary gain relating to the withdrawal of priority tax claims from various taxing authorities. During the nine months ended October 31, 2001 the Company recorded a gain on troubled debt restructuring of $8,951,429 relating to the loan agreement with Fleet Retail Finance.

Liquidity and Capital Resource

The Company funds its short-term working capital needs, including the purchase of videocassettes, DVD's and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future videocassette, DVD and other inventory purchases and other working capital needs for its existing stores.

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

Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to pre-petition creditors may be subsequently altered and, as to some classes, eliminated. The Company believes that the sources of capital available to the Company and internally generated funds will be adequate to meet the Company's anticipated needs through fiscal 2003; however, no assurance can be given with respect to the Company's liquidity.

On May 10, 2002 the Company initiated a Private Placement Offering to accredited investors. The Private Placement Offering was to purchase Series A Units with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note due November 1, 2003 and a Series A Warrant to purchase 20,000 shares of common stock. The Company is offering a minimum of 50 units and a maximum of 100 units. The units, convertible notes, warrants and underlying common stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or with any securities regulatory authority of any jurisdiction. As of July 31, 2002 the Company has closed the first round with 74 units sold. The aggregate principal amount of the convertible notes is $742,420 at an interest rate of 10% per annum. Principal on these convertible notes shall be payable in one installment plus accrued but unpaid interest on November 1, 2003. Interest shall be payable semi-annually in arrears on the first day of November and May of each year, commencing November 1, 2002. The convertible notes shall be convertible at the election of the payee to common stock of the Company at a conversion price of $1.00 per share. The market price of the stock and the relative fair value of the convertible notes in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $66,818, and is recorded as a note discount that is amortized over the life of the convertible notes.

In connection with issuance of the convertible notes, the Company issued one-year warrants to purchase 1,484,840 shares of the Company's common stock at an exercise price of $0.01 per share. The Company recorded the fair value of the warrants issued of $400,907 using the Black-Scholes model, as a note discount and is being amortized over the life of the notes as interest expense.

The Company sold an additional 14 Series A Units for an aggregate amount of $140,000 and issued an additional one-year warrants to purchase 280,000 shares of the Company's common stock at an exercise price of $0.01 per share during the quarter ended October 31, 2002. The aggregate principal amount of all outstanding convertible notes is $882,420 at an interest rate of 10% per annum as of the quarter ended October 31, 2002.

On November 6, 2002, in conjunction with the sale of the 19 stores to Movie Gallery the Company presented to holders of Series A units in the Private Placement an option to be paid in full on the balance of their Series A Units including interest due or to roll up to 65% of their investment back into the Private Placement. In consideration the Company offered each Series A unit holder an additional warrant for each dollar rolled over into the Private Placement. The conditions and terms would remain the same as the initial terms of the Private Placement Offering. The total principal of convertible notes remaining outstanding after the completion of the rollover was $387,752.

The Company is seeking to improve its working capital position by seeking increased trade credit, extended terms from its vendors and continuing to seek additional investments through the private placement offering. However, no assurance can be given that the Company will be successful in its efforts to obtain additional short-term capital to improve its working capital position.

Cash Flows

Nine months Ended October 31, 2002 Compared to the Nine months Ended Octobery 31, 2001

Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended October 31, 2002, decreased by approximately $4.0 million or 88%, compared to the nine months ended October 31, 2001. The decrease was caused primarily by the decrease in net income of $37.0 million over the comparable prior year period, offset by the non-cash gain of $8.9 million and $32.8 million recorded as a result of the forgiveness of debt by Fleet and discharge of liabilities subject to compromise related to the bankruptcy plan of reorganization. The decrease was also attributable to a decrease in depreciation and amortization as a result of the reduction of 4 stores in the second quarter of fiscal 2001. In addition, the decrease was also due to a decrease in other receivables and accounts payable and liabilities subject to compromise as a result of the reclassification of the store assets associated with the discontinued operations as being held for sale and separately disclosed in the statement of cash flows as "Cash Flows from Discontinued Operations".

Cash Flow from Discontinued Operations

Cash flow from discontinued operations was $1.6 million, which represented the cash flows from the 19 video retail stores sold to M.G. Midwest, Inc. on November 6, 2002 and the change in the net assets as a result of the reclassification of these assets as being held for sale in accordance with Statements of Financial Accounting Standards No. 144.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended October 31, 2002 decreased by approximately $1.4 million or 35%, compared to the nine months ended October 31, 2001. The change was mainly attributable to the decrease in the purchase of videocassettes for the rental library due to the Company having less stores, during the nine months ended October 31, 2002 and due to the reclassification of the rental inventory of the 19 stores sold to "Assets Held for Sale".

Cash Provided by (Used in) Financing Activities

Net cash provided by (used) in financing activities during the nine months ended October 31, 2002, increased by approximately $1.9 million or 130%, compared to the nine months ended October 31, 2001. The change was mainly attributable to the receipt of the proceeds from the private placement and the fact there was no repayment of borrowing under the credit facility for the nine month period ended October 31, 2002.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations. The Company discontinued recording interest expense on unsecured and partially secured pre-petition debt subject to compromise.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c) within the 90-day period prior to filing of this report, have concluded that the

Company's discloser controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, would be made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

Changes in Internal Controls: There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to their evaluation referenced to above.


PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

On September 20, 2002, we sold nine Series A Units for an aggregate amount of $90,000 to a corporation, which included the issuance of $90,000 10% Senior Subordinated Convertible Notes due November 1, 2003, and warrants to purchase 180,000 shares of our common stock at an exercise price of $0.01 per share. The warrants hold registration rights for the underlying shares of the Company's common stock.

On October 1, 2002, we sold Five Series A Units for an aggregate amount of $50,000 to two individuals and a corporation, which included the issuance of $50,000 10% Senior Subordinated Convertible Notes due November 1, 2003, and warrants to purchase 100,000, shares of our common stock at an exercise price of $0.01 per share. (See note 3 to the Consolidated Financial Statements for further information relating to the Series A Units which information is incorporated herein by reference.)

The issuance of the above Series A Units, convertible notes and warrants were made in reliance upon the private placement exemption provided by Section 4 (2) of the Securities Act of 1933 as a transaction not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     Report on Form 8-K dated November 22, 2002, reporting the Company's announcement of its sale of 19 stores located outside California to Movie Gallery.

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

                                                          Video City, Inc
                                                          ---------------
                                                            (Registrant)


               December 23, 2002                        /S/ Timothy L. Ford
                                                        -------------------
                                                          Timothy L. Ford
                                                      Chief Executive Officer
                                                   (Principal Executive Officer)

               December 23, 2002
                                                       /S/ Rudolph R. Patino
                                                       ---------------------
                                                         Rudolph R. Patino
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, Timothy L Ford, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     VIDEO CITY, INC.


                                                     /S/ Timothy L. Ford
                                                     -----------------------
                                                     Chief Executive Officer


                                                     DATED: December 23, 2002

                            CERTIFICATION PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     VIDEO CITY, INC.


                                                     /S/ Rudolph R. Patino
                                                     -----------------------
                                                     Chief Financial Officer


                                                     DATED: December 23, 2002