Form 10-K
period 2003-01-31
VIDEO CITY INC
filed 2003-06-19
CIK 773135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number:    0-14023

VIDEO CITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3897052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Easton Drive, Suite 108 Bakersfield, California	93309
(Address of principal executive offices)	(Zip Code)

(661) 634-9171

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of each class)

Securities registered pursuant to Section 12(b) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on July 31, 2002 on the Pink Sheets) was approximately $1,978,366, assuming solely for purposes of this calculation that all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant’s common stock are “affiliates.” This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2003, 10,042,720 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference:    NONE

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

This Annual Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company’s plans, activities, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the Company’s liquidity and financial condition; the Company’s liabilities and potential contingent liabilities of the Company; the ability to complete certain anticipated transactions including the satisfaction of certain contingencies necessary for such completion; the ability to obtain assignments of store leases to be assumed by the acquirer; the approval of the sale by the Company’s shareholders; availability of financing and capital resources; the performance and operations of the Company’s retail video stores; the demand for video tapes, both rental and sales, which may be affected by seasonal factors, weather, and the level of home viewing; competition from other retailers; the Company’s ability to manage its operations and financial obligations; and other factors discussed in this Annual Report.

PART I

ITEM 1.	BUSINESS

General

Video City, Inc. (“Video City” or the “Company”) owns and operates video specialty stores located in the United States that rent and sell videocassettes, digital video discs (“DVDs”), and video games.

The Company’s predecessor, Lee Video City, Inc. (“Lee Video City”), was formed as a California corporation in February 1990 for the purpose of developing a chain of retail video specialty stores. In January 1997, Lee Video City, Inc. merged with and into Prism Entertainment Corporation, a publicly traded film company incorporated in Delaware in January 1984 (“Prism”), and the surviving Delaware corporation changed its name to “Video City, Inc.”

The Company’s principal executive offices are located at 4800 Easton Drive Suite 108, Bakersfield, California 93309 and its telephone number is (661) 634-9171. The Company does not have an Internet website, but can be reached at rudyp@videocity.com.

Recent Events

In November 2002, the Company completed the disposition of 19 of its 40 retail video stores to M.G. Midwest, Inc., a Delaware corporation and an affiliate of Movie Gallery, Inc. (“Movie Gallery”). The 19 Stores represented all stores owned by the Company outside of California and included certain assets and liabilities related to the 19 Stores. The disposition was effected pursuant to an Asset Purchase Agreement between the Company and Movie Gallery, dated October 24, 2002. The aggregate cash purchase price for the 19 Stores was $2,080,500 which was determined as a result of arms-length negotiations between the Company and Movie Gallery. Of the $2,080,500 purchase price, Movie Gallery paid the Company $2,030,500 at the closing of the transaction on November 6, 2002. The remaining $50,000 is payable by September 10, 2003, and is contingent upon the level of gross revenues attained by one of the 19 Stores, located in Nampa, Idaho. The sale of the stores has been accounted for as “Discontinued Operations”. The statements of operations for the last fiscal year have been stated to show the net effect of the discontinuance of the 19 stores sold.

In May 2003, the Company sold two of its retail video stores to Movie Gallery to raise cash in order to satisfy the Company’s immediate need for liquidity. The sale of the two stores were made pursuant to an Asset Purchase Agreement, dated as of May 12, 2003, by and between the Company and Movie Gallery. The two sold stores were located in Salinas and San Francisco, California. The aggregate purchase price for the two sold stores consisted of cash in the amount of $900,000, and was determined as a result of arms-length negotiations between the Company and Movie Gallery. Of the $900,000 purchase price, Movie Gallery has paid the Company $550,000 as of the date of this report. The remaining $350,000 is payable upon the Company obtaining a certain lease assignment satisfactory to Movie Gallery. Although the Company is exercising its best efforts to obtain such lease assignment, there can be no assurance that such lease assignment will be obtained.

During the months of November and December of 2002, the Company closed four unprofitable retail stores located in Bakersfield, California. The costs related to the closing during the last fiscal year are shown under store closure costs in the statements of operations. The Company had 17 stores remaining in the State of California as of the fiscal year ended January 31, 2003.

The Company has entered into a non-binding letter of intent to sell 12 of its retail video stores, which constitute all of its remaining stores, except for two stores located in Ventura, California, to Movie Gallery. Such sale would be subject to a number of contingencies including, without limitation, the negotiation and execution of a definitive agreement for such transaction, Movie Gallery’s satisfactory completion of financial and real estate due diligence, successful assignment of store leases to be assumed by Movie Gallery, the approval of the Company’s shareholders, and the Company’s satisfaction of any other approvals and regulatory requirements. There can be no assurances that such a transaction with Movie Gallery will be completed. The Company closed an additional unprofitable store in June 2003. The Company may also sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

The Company is currently exploring all possibilities regarding future plans for its business and continued existence in the event of the sale of substantially all of its assets. The Company is uncertain whether its business will continue to be in the retail video industry or in any specific industry related to the retail video industry. In any case, the Company plans to reduce its work force and expenses to a minimum level in the event of such sale.

PROCEEDINGS UNDER CHAPTER 11

On August 24, 2000, the Company and its subsidiaries filed voluntary petitions seeking reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court of the Central District of California (the “Bankruptcy Court”). These petitions were jointly administered under Case Number LA00-34254TD, pursuant to Rule 1015b of the Federal Rules of Bankruptcy Procedure. The Company was in possession of its properties and assets and continued to operate with its existing directors and officers as debtors-in-possession. The Company was authorized to operate its business, but could not engage in transactions outside the normal course of business without approval, after notice and hearing, of the Bankruptcy Court.

Pursuant to the provisions of the Bankruptcy Code, as of the petition date actions to collect pre-petition indebtedness owed by the Company were stayed and other pre-petition contractual obligations could not be enforced against the Company. In addition, as debtors-in-possession, the Company had the right, subject to the Bankruptcy Court’s approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections could file claims with the Bankruptcy Court in accordance with the reorganization process. The Bankruptcy Court approved payment of certain pre-petition liabilities such as employee wages and benefits. Furthermore, the Bankruptcy Court allowed for the retention of legal and financial professionals.

The Company presented a plan of reorganization to the Bankruptcy Court on July 10, 2001 to reorganize the Company’s businesses and to restructure the Company’s obligations. On July 30, 2001 the Bankruptcy Court approved the company’s plan of reorganization with an effective date of August 29, 2001.

The holders of existing voting shares immediately before the confirmation received more than 50% of the total voting shares of the emerged entity and therefore did not adopt fresh-start reporting upon its emergence from Chapter 11. Liabilities compromised by the confirmed plan were stated at the present value of the amounts to be paid, and the forgiveness of debt has been reported as an extraordinary item.

Effective May 7, 2003, a hearing was held before the United States Bankruptcy Court in which an order was granted to approve The Company’s motion for a final decree and the closing of the Chapter 11 bankruptcy case.

Industry Overview

Home Entertainment Retail Industry. According to Adams Media Research (“Adams”), the domestic home video specialty retail industry grew from an estimated $15.3 billion in revenue in 1996 to $22.2 billion in 2002, representing a 6.4% compound annual growth rate, outpacing the 2.3% growth rate of the Consumer Price Index during the same period. Adams Media predicts that this industry will reach $30.1 billion in revenue by 2007, with growth driven primarily by the growth of DVD penetration. At the end of 2002, approximately 90% of all television households owned a videocassette recorder (“VCR”) and approximately 36% owned a DVD Player. According to Adams Media, the number of households owning DVD players is expected to increase from approximately 38.8 million at the end of 2002 to over 75 million by 2007.

According to the Video Software Dealers Association, DVD generated 53 percent of the total market revenue in 2002, or $10.9 billion. DVD retail sale’s of $8 billion in 2002 represented 65 percent of the total home video retail sales market. Meanwhile, in rental VidTrac showed DVD had a 35 percent share of the rental market in 2002, for some $2.9 billion in revenue, a leap of 106 percent from 2001.

As mentioned above, 90% of the U.S. households own at least one VCR or DVD Player, and, on average, rent videos at least a couple of times each month. We believe that the following factors, among others, make video and DVD rental a preferred medium of entertainment for millions of customers:

•	the opportunity to browse among a very broad selection of movies;

•	the control over viewing, such as the ability to control start, stop, pause, fast-forward, rewind and screen select; and

•	the opportunity to entertain one or more people at home for a reasonable price.

In addition, a significant competitive advantage that the video industry enjoys over most other movie distribution channels except theatrical release, is the early timing of distribution “window.” After the initial theatrical release, studios make their movies available for rental over to video and DVD stores for a specified period of time. This window is exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television.

The home entertainment industry is highly fragmented and continues to experience consolidation pressures. Trends toward consolidation have been fueled by the competitive impact of superstores on smaller retailers and the need for enhanced access to working capital and economies of scale. However, the home entertainment industry has experienced consolidation in recent years, as home entertainment store chains have gained significant market share from single store operators. We believe that small stores and smaller chains in the home entertainment industry will continue to consolidate with national and larger regional chains. We believe that there are several competitive advantages in being national or larger regional home entertainment chain, including access to working capital, economies of scale, marketing efficiencies, access to sophisticated information systems, and competitive pricing. Even if there is significant consolidation, however, we expect that the home entertainment industry will remain fragmented.

Movie Studio Dependence on Video Retailing. According to Paul Kagan, the home entertainment industry is the largest single source of domestic revenue to movie studios and independent suppliers of theatrical and direct-to-video movies. The Company believes that of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on the box office revenue alone. The Company believes the consumer is more likely to view “non hit” movies on rented videocassette and DVD than in any other medium because retail home entertainment stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of new releases. As a result, retail home entertainment stores, including those operated by the Company, purchase movies on videocassette and DVD regardless of whether the movies were successful at the box office, thus providing the major movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, the Company believes movie studios are highly motivated to protect this unique and significant source of revenue.

Rentals versus Sales. Although the home entertainment retail industry includes both rentals and sales, the consumer market for prerecorded videocassettes and DVDs has been primarily comprised of rentals. By setting the wholesale prices, movie studios influence the relative levels of videocassette and DVD rentals versus sales. Videocassettes released at a relatively high price, typically $35 to $65 for video, are purchased by home entertainment specialty stores and are promoted primarily as rental titles. Videocassettes released at a relatively low price, typically less than $20 per copy (“sell-through titles”), are purchased by video specialty stores and are generally promoted as both rental and sale titles. DVDs are released and sold for both rental and sale at a relatively low price, typically $16 to $17. Home entertainment specialty stores utilize this format mainly for rental, with only a small percentage of DVDs used for sell-through. In general, movie studios attempt to maximize total revenue from videocassette and DVD releases by combining the release of most titles at a high price point to encourage purchase for the rental market, with the release of a relatively few major hits or animated children’s classics at sell-through pricing to encourage purchase directly by the consumer at retail. Home entertainment specialty stores will purchase sell-through titles for both the rental market and for retail sale. Titles released at a high price are re-released at a lower price six months to one year after the initial release to promote sales directly to consumers. According to Adams Media Research figures released, video and DVD rental revenue was approximately $9.0 billion in 2002.

Video Game Industry. According to industry reports, domestic sales of video software increased to approximately $6.0 billion in 2002 from approximately $4.6 billion in 2001. Domestic sales of video game hardware were estimated at $4.2 billion for 2002 versus $3.7 billion in 2001. These increases were primarily attributable to sales of Microsoft Xbox and Nintendo GAMECUBE hardware and software which were released in the fourth quarter of 2001, as well as continued sales of Sony PlayStation 2 hardware and software which were released in the fourth quarter of 2000.

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

Selection, Availability and Customer Service. The Company’s goal is to offer a more complete selection and greater availability of popular new releases in an effort to be the customers’ preferred store. The Company believes that certain of the Company’s promotional strategies such as the periodic guaranteeing of the availability of a popular new release at its stores have been successful in attracting and retaining its customers. The Company permits its customers in many markets to return a rental item to any of its other store locations and hence provides a convenience not available in other home entertainment store chains. In addition, the Company’s goal is to place greater emphasis on offering its customers excellent service to encourage repeat visits. The Company uses demographic and historical rental data to determine the selection and quantity of videos and DVDs that will best meet the demands of customers in particular regions or neighborhoods.

Centralized Real-Time Management. The majority of the stores’ point-of-sale systems are directly connected to the Company’s centralized management information systems which allows real-time communication and the ability for customers to rent at one location and return at another. In addition, the systems infrastructure allows close monitoring of sales and inventory, enabling the Company to actively manage its new videocassette and DVD purchases and monitor customer demand. The Company periodically redistributes its inventory of videocassettes and DVDs among its stores to fulfill customer demand without making excessive purchases of popular titles.

Store Location and Marketing. Most of the Company’s superstores are located in high traffic areas providing high visibility and easy access for its customers. The Company believes excellent customer service, a bright, clean and friendly shopping environment and convenient store locations are important to its success. The Company advertises through local television, radio, newspaper and direct mail, and promotes its products through various special programs.

Products

Videocassette and DVD Rental. The Company’s primary revenue source has been from the rental of videocassettes. DVDs are an alternative format to VHS tapes that offer consumers digital picture and sound and additional features such as enhanced content and interactivity. Each of the Company’s stores currently offers from 7,000 to 11,000 videocassettes and DVDs consisting of from 4,000 to 8,000 different titles. New release titles (titles within one year from release date) are displayed in the prominent “New Release” section and are organized alphabetically by title. Other titles are displayed alphabetically within categories such as “Action,” “Comedy” and “Drama.” The Company is committed to offering as many copies of new releases as necessary to be competitive within its markets. Promotional strategies that the Company believes have been highly successful include (i) the guarantee for a limited time of the availability of a popular new release, (ii) allowing customers to reserve certain titles up to one week in advance, and (iii) allowing customers to rent and return videocassettes and DVDs at any of the Company’s stores. DVDs have shown to be the fastest growing sell through and rental category introduced by the Company due to high consumer demand and the Company’s aggressive merchandising strategy to position the stores to satisfy consumer demand.

Videocassette and DVD Sales. The Company offers new and previously viewed videocassettes and DVD for sale. Previously viewed videocassettes and DVD are pulled from the shelves several weeks after the release date depending on customer demand and are sold to customers at a discount price.

Video Games. Each of the Company’s stores offers from 300 to 1,000 video game cartridges, consisting of 250 to 600 different titles. With the introduction of the Nintendo GameCube and the Microsoft Xbox in November 2001 and PlayStation 2 was released in the fourth quarter of 2000, early performance and consumer acceptance of these new platforms have been strong while the establised 32-bit and 64-bit platforms (Sony PlayStation and Nintendo 64) continue to maintain a solid market share. The Company anticipates growth of its video game business and broadening its selection of game cartridges to include successful new formats as they become available and grow in popularity.

Other Products. In addition to videocassette, DVD and Videogame rentals and sales, the Company also sells a variety of video accessories and confectionery items.

Store Operations and Locations

The 14 stores currently owned and operated by the Company are located at the following cities in the state of California:

City	Number of Stores
Bakersfield	5
Fresno	3
Lancaster	2
Ventura	2
Taft	1
Tehachapi	1

The Company’s stores range in size from 3,560 square feet to 9,500 square feet and offer between 7,000 to 11,000 videocassettes and DVDs consisting of from 4,000 to 8,000 different titles. The Company’s superstores feature television monitors showing movie previews and promotions of coming attractions and displays posters and stand-up displays promoting movie titles. The Company’s stores are open 365 days a year from 10:00 a.m. to 11:00 p.m.

The Company’s management has substantial experience in the home entertainment retail industry, including specific expertise in the various geographical areas in which the Company operates its stores. The Company’s management actively monitors the inventory, pricing and rental period of movie titles through its comprehensive management information systems. The new release inventory is actively managed, including the redistribution of certain copies to other stores to meet greater demand.

Supplier Agreements

In July 2001 the Company entered into an agreement with Video Products Distributors (“VPD”) under which VPD agreed to become the exclusive video distributor for all of Video City’s home entertainment retail chain. VPD will provide all videocassettes, DVDs and accessories for rental and sale with the exception of Warner Brothers Home Video product in all locations. As part of this agreement, Video City is receiving a line of trade credit and 90 day terms for repayment to VPD.

Effective in November 2002, with the sale of the 19 stores located outside of California to Movie Gallery, Video Products Distributors has modified their agreement with Video City by reducing the line of trade credit that it previously was operating with and reducing its terms for repayment from 90 days to 60 days.

In June of 2001, the Company also entered into a purchase money security agreement directly with Warner Brothers Home Video. The agreement provides the Company with a line of trade credit and 60 day terms for repayment. The Company purchases all Warner Brothers product directly from Warner Brothers Home Video, which is then distributed to all the Company’s stores through a third party distributor.

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

Management Information Systems. It is critically important in home entertainment retailing to have accurate and timely information relating to videocassette and DVD rentals and sales, individual title performance, customer demographics, shrinkage, overdue rentals and various other financial and operational data. Video City began development of a sophisticated management information system in early 1992 and fully implemented its system in all superstores by mid-1994. The Company has expended significant resources and time over the past decade to ensure a comprehensive management information system. Each superstore uses a point-of-sale system (“POS”) where all rental and sales transactions are recorded using scanned bar code information. The management information system electronically communicates real-time data from the POS system of most of the Company’s stores and makes the daily sales, inventory and other data immediately available to the Company’s management. The Company then uses the data to manage inventory and monitor customer demand and rental trends to maximize each store’s profitability. The data also provides individual customer and demographic information which is used for direct marketing to these customers, and is also used for audit and loss prevention purposes.

Most of the Company’s stores’ POS systems are linked on a real-time basis, enabling product and customer data to be shared. This sharing allows product to be rented from one store and returned to another while tracking the product through the system. The Company believes it is the only major chain of superstores that actively uses the real-time sharing so customers can rent and return at different locations, and has successfully promoted it to gain market share. The “linked” capability also allows stores to locate rental and sale items which may not be available at one location but are available at another location.

Marketing and Advertising

The Company has advertised through radio, newspaper and direct mail. Suppliers and movie studios provided advertising credits and market development funds for certain movie titles that the Company used to purchase the television, radio, and newspaper advertising. Although there can be no assurance, the Company believes that its suppliers and the movie studios will continue to provide funds for the Company’s advertising expenditures through advertising credits and market development funds. In addition, the Company benefited from the advertising and marketing by studios and theaters in connection with their efforts to promote specific videos and films. The Company’s advertising emphasizes signature attributes such as movie reservations, rent and return at any location, membership good at all locations, and guaranteed availability of certain key new releases. The Company believes that these promotional marketing strategies have helped increase market share and customer loyalty.

Competition

The home entertainment retail industry is highly competitive. The Company competes with other local, regional and national chains, such as Blockbuster Inc. and Hollywood Entertainment Corporation (“Hollywood Entertainment”), and with supermarkets, mass merchants, mail order companies and other retailers. Many of the Company’s competitors have significantly greater financial and marketing resources and name recognition.

The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of popular titles available, customer service, and, to a lesser extent, pricing. Most of the Company’s stores compete directly with stores operated by Blockbuster and/or Hollywood Entertainment. As a result of direct competition with Blockbuster, Hollywood Entertainment and others, rental pricing of videocassettes and DVDs and greater availability of new releases may become a more significant competitive factor in the Company’s business, which could have an adverse impact on the results of operations of the Company.

The Company also competes with cable television, satellite and pay-per- view, in which subscribers pay a fee to see a movie selected by the subscriber. Existing pay-per-view services offer a limited number of channels and movies and are only available to households with a direct broadcast satellite or a cable converter to unscramble incoming signals. Recent technological developments could permit cable companies, direct broadcast satellite companies, telephone companies, and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies to consumers on demand. Certain cable and other telecommunications companies have tested “video on demand” service in some markets. Video on demand service would allow a viewer to pause, rewind and fast forward movies. Based upon publicly available information, the Company believes these tests have been unsuccessful. The Company also believes movie studios have a strong interest in maintaining a viable movie rental business because the sale of videocassettes to video retail stores represents the studio’s largest source of revenue. As a result, the Company believes movie studios will continue to make movie titles available to cable television and other distribution channels only after the revenue has been derived from the sale of videocassettes to video stores. Substantial technological developments will be necessary in order for pay-per-view to match the low price, viewing convenience and selection available through video rental.

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

Service Marks

The Company owns a United States federal registration for its service mark

“Video City.” The Company considers its service mark to be important to its continued success.

Employees

As of May 31, 2003 the Company had approximately 132 employees of whom approximately 124 were located at the retail stores and the remainder were at the Company’s corporate administrative office. The Company is not currently a party to any collective bargaining agreements. The Company believes that its relationships with its employees are generally good.

ITEM 2.	PROPERTIES

The 14 stores currently owned and operated by the Company are located at the following cities in the state of California:

City	Number of Stores
Bakersfield	5
Fresno	3
Lancaster	2
Ventura	2
Taft	1
Tehachapi	1

The Company’s stores range in size from 3,560 square feet to 9,500 square feet. All of the Company’s stores are leased pursuant to leases with initial terms ranging from three to ten years, with varying option renewal periods. Most of the leases are “triple net” requiring the Company to pay all taxes, insurance, and common area maintenance expenses associated with the properties.

The corporate office facility consists of approximately 4,692 square feet of leased office space. The Company considers its corporate offices and stores to be generally suitable and adequate for their intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

Effective May 7, 2003, a hearing was held before the Bankruptcy Court for the Central District of California in which an order was granted to approve the Company’s motion for a final decree and the closing of the Chapter 11 bankruptcy case.

The Company is involved in litigation from time to time, in the ordinary course of business, in connection with its closure of unprofitable video stores. As of May 31, 2003, the Company is a party to three lawsuits pending in civil courts located in Bakersfield California in connection with the Company’s closure of three stores located at Bakersfield, California. The Company is being sued by landlords regarding three retail store leases, the outcome which can not be readily determined. The Company intends to vigorously defend these claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matters to a vote of stockholders during the the fiscal year ended January 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the NASD Electronic Bulletin Board under the symbol “VDCY”. The following sets forth for the periods indicated, the high and low sales prices of the Company’s Common Stock as reported on the NASD Electronic Bulletin Board:

The figures for the first three quarters of fiscal year 2002 are actual reported market prices for the more than 16 million shares that were outstanding prior to completion of the Chapter 11 Plan of Reorganization and the issuance of the new shares of the reorganized debtor.

	High	Low
Fiscal Year Ended January 31, 2002:

First Fiscal Quarter	$0.009	$0.009

Second Fiscal Quarter	$0.010	$0.010

Third Fiscal Quarter	$0.010	$0.010

Fourth Fiscal Quarter	$0.100	$0.006

Fiscal Year Ended January 31, 2003:

First Fiscal Quarter	$0.250	$0.210

Second Fiscal Quarter	$0.650	$0.250

Third Fiscal Quarter	$0.370	$0.150

Fourth Fiscal Quarter	$0.300	$0.080

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of May 31, 2003, there were approximately 649 record holders of the Company’s Common Stock.

The Company has not paid cash dividends on its Common Stock since its inception and has no current plans to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to reinvest future earnings, if any, in the operation of its business. Any future determination to pay cash dividends will depend upon the Company’s combined results of operations, financial condition and capital requirements and such other factors deemed relevant by the Company’s Board of Directors.

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City’s First Amended Chapter 11 Plan of Reorganization (the “Plan”). The Plan became effective on August 29, 2001. Pursuant to the Plan, the existing common shareholders of Video City are to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock are to be issued to preferred shareholders in cancellation of all shares of preferred stock outstanding prior to such distribution; and 5,600,000 shares are to be issued to Video City’s creditors. Substantially all liabilities subject to compromise will receive, in full satisfaction of their claims, shares of common stock of Video City based on the Plan of Reorganization. In addition, certain liabilities subject to compromise consist of tax obligations of approximately $1.3 million that are to be paid in cash over five years from date of assessment.

As of May 31, 2003, the Company has issued approximately 6,136,000 shares of common stock of the Reorganized Video City. The balance of approximately 864,000 shares have been issued.

Recent Sales of Unregistered Securities

On November 8, 2002, the Company sold thirteen Series A Units for an aggregate amount of $13,000 to an individual in exchange for forgiveness of debt on commissions owed, which included the issuance of $13,000 10% Senior Subordinated Convertible Notes due

November 1, 2003, and warrants to purchase 26,000 shares of common stock at an exercise price of $0.01 per share to November 1, 2003. The warrants hold registration rights for the underlying shares of the Company’s common stock.

On November 19, 2002, the Company sold thirty Series A Units for an aggregate amount of $30,000 to an individual in exchange for full settlement of a lease liability on a closed store, which included the issuance of $30,000 10% Senior Subordinated Convertible Notes due November 1, 2003, and warrants to purchase 60,000 shares of common stock at an exercise price of $0.01 per share to November 1, 2003. The warrants hold registration rights for the underlying shares of the Company’s common stock.

On January 29, 2003, the Company sold fifty Series A Units for an aggregate amount of $50,000 to an individual in exchange for full settlement of a lease liability on a closed store, which included the issuance of $50,000 10% Senior Subordinated Convertible Notes due November 1, 2003, and warrants to purchase 100,000 shares of common stock at an exercise price of $0.01 per share to November 1, 2003. The warrants hold registration rights for the underlying shares of the Company’s common stock.

In May 2003, certain investors that previously invested in the Company’s private placement offering of its Series A Units exercised their warrants to purchase the Company’s common stock. The investors had previously received warrants to purchase the Company’s common stock at a purchase price of $0.01 per share as part of the private placement offering. As a result of such investors’ exercise, the Company issued a total of 2,638,164 shares of its common stock. The aggregate exercise price in the amount of $26,381.64 received by the Company was used for general working capital purposes.

On May 28, 2003, the Company issued 240,000 shares of common stock to it’s three outside directors in lieu of cash compensation for director fees due for the year 2002.

The Company believes that the issuance of securities in each of the foregoing transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data for the years ended January 31, 2003, 2002, 2001, 2000 and 1999, have been derived from the financial statements. The information set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s financial statements and notes thereto.

	Year Ended January 31,
	2003	2002	2001	2000	1999
	(In thousands of dollars, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Revenues	$8,712	$10,093	$23,658	$44,785	$24,436
Operating income (loss)	(2,979)	(3,416)	(10,219)	(28,601)	(1,263)
Net Income (loss) before reorganizational Item	(3,513)	(3,217)	(12,025)	(32,058)	11
Loss before extraordinary item	(3,619)	(3,742)	(16,438)	(32,766)	11
Net Income (Loss) available to common shareholders	(3,046)	37,837	(16,116)	(32,766)	11
Net income (loss) per share	(0.58)	3.07	(1.01)	(2.29)	0.00
Weighted average shares used in computation	5,242	12,323	16,302	14,510	12,091

OPERATING DATA:
Number of stores at end of period	17	41	44	77	128
Increase (decrease) in same store Revenues(1)	(1.8)%	(4.8)%	(14.1)%	6.8%	1.6%

	Year Ended January 31,
	2003	2002	2001	2000	1999
	(In thousands of dollars, except per share and operating data)
BALANCE SHEET DATA:
Cash and cash equivalents	$0	$0	$1,046	$24	$172
Rental library(2)	963	2,261	3,012	6,223	21,120
Total assets	3,194	6,591	10,097	21,294	38,253
Credit facility	—	—	—	9,770	16,045
Long-term debt, less current portion	—	—	—	1,232	1,637
Total liabilities	4,158	6,628	47,621	42,770	32,985
Stockholders’ equity (deficit)	(964)	(37)	(37,524)	(21,476)	5,267

(1)	The increase (decrease) in same store revenues compares revenues from stores opened and owned by the Company for twelve full months. (Including relocations)
(2)	The decrease in rental library is mainly attributable to the reduction in the number of stores between fiscal years 1999, 2000, 2001, 2002 and 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company’s financial statements and the related notes thereto and the other financial information included elsewhere in this Annual Report. When used in the following discussions, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our amortization of inventory and valuation of customer receivables. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	The amortization method of the Company records base stock (generally 3 copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock cost amortized on a straight line basis over 33 months to an estimated $3 salvage value. The cost of non base stock (generally greater than 3 copies per title for each store) is amortized on an accelerated basis over three months to an estimated $3 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value.

•	Customer receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management’s estimate of the collectability of customer accounts. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

•	Goodwill represents the excess of the cost of the companies acquired over the fair value of their net assets at the dates of acquisition and is amortized on the straight-line method over 20 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from the expected future operating cash flows on an undiscounted basis. In management’s opinion, no material impairment exists at January 31, 2003.

Overview

General Business. The Company’s revenue consists primarily of rental revenue and product sales revenue. Rental revenue includes revenue from rentals of videos, DVDs, video games, players and game machines and extended viewing fees. Product sales revenue are derived from sales of new and used videocassettes and DVDs, including excess rental inventory, concessions and accessory items.

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

Cost of sales and revenue-sharing product are comprised of the cost of videos sold to customers and the cost of concessions and other products sold in the Company’s stores. The cost of a video is measured at its amortized basis when sold, if previously used as a rental video, or at the Company’s cost if purchased for sell-through, or at a varying basis if a revenue sharing product, depending upon when in the revenue-sharing period it is sold.

General and administrative expenses are comprised of corporate office expenses, including office equipment and facilities costs, management salaries and benefits, professional fees, merger and acquisition fees, bank and financing fees and all other items of corporate expense.

Year Ended January 31, 2003 Compared to Year Ended January 31, 2002

Revenues. Revenues for the fiscal year ended January 31, 2003 (fiscal “2003”) decreased $1,381,000 or 13.7%, to $8,712,000 compared to $10,093,000 for the fiscal year ended January 31, 2002 (“fiscal 2002”). The decrease in revenues was primarily attributable to the reduced number of stores operating during the year ended January 31, 2003 as compared to the prior year. The weighted average number of stores for fiscal 2003 was 20 compared to the prior fiscal year total of 24 stores. Same store revenues for fiscal 2003 decreased by approximately 1.8% compared to fiscal 2002. The Company had no management fee income for fiscal 2003 compared to $7,000 management fee income in fiscal 2002. The management fee income attributed to 2002 was the result of the “Management Agreement” entered into with West Coast Entertainment Corporation on March 3, 2000 and terminated on February 13, 2001.

Store Operating Expenses. Store operating expenses for fiscal 2003 decreased $733,000, or 11.6%, to $5,607,000 compared to $6,340,000 for fiscal 2002. The decrease in store expenses was primarily attributable to the reduced number of stores operating during the year ended January 31, 2003 as compared to the prior year. The weighted average number of stores for fiscal 2003 was 20 compared to the prior fiscal year total of 24 stores. Store operating expenses as a percentage of total revenues were 64.4% for fiscal 2003 compared to 62.9% for fiscal 2002. The additional percentage increase is primarily due to increased salaries, normal annual rent increases and workers compensation insurance costs, due to higher premium rates assessed in California over the past fiscal year.

Amortization of Rental Library. Amortization of rental inventory for fiscal 2003 decreased $1,052,000 or 34.8%, to $1,972,000 compared to $3,024,000 for fiscal 2002. The decrease in amortization was primarily attributable to the reduced number of stores operating during the year ended January 31, 2003 as compared to the prior year. In addition, the rental library inventory has been reduced from the prior year due to the sale of excess non active rental inventory and the reduction in pricing of the VHS tapes by selected studios. Amortization of rental inventory as a percentage of rental revenues and product sales was 22.7% for the fiscal 2003 compared to 30.0% for the corresponding period of 2002.

Cost of Product Sales. The cost of product sales for fiscal 2003 increased

$341,000 or 32.4%, to $1,394,000 compared to $1,053,000 for fiscal 2002. The increase in the cost of product sales was primarily due to the sale of the excess non-active rental inventory at deep discounts to reduce that inventory, as well as increased marketing and promotions during the year, which included promotional giveaways of sale product. The cost of product sales as a percentage of rental revenue and product sales, was 16.0% for the fiscal year ended 2003 versus 10.5% for the prior fiscal year ended 2002.

Cost of Leased Product. There was no cost of leased product for fiscal 2003 compared to $38,000 for fiscal 2002. The $38,000 expense recorded for fiscal 2002 was the balance of expenses related to the end of term revenue sharing costs on various studio titles.

General and Administrative. General and administrative expenses for fiscal 2003 decreased $573,000, or 18.8%, to $2,482,000 compared to $3,055,000 for fiscal 2002. General and administrative expenses as a percentage of total revenues decreased to 28.5% in fiscal 2003 compared to 30.3% in fiscal 2002. The decrease in general and administrative expenses was primarily attributable to a reduction in salaries, professional fees, travel and entertainment expenses and utilities, partially offset by increased insurance expense.

Store Closure Costs. The store closure costs of $205,000 for the fiscal year ended 2003 are the result of the Company closing four under-performing stores during November and December of 2002, in Bakersfield, California. The costs include the write off of leasehold and store fixtures and other miscellaneous costs including estimated lease liability related to the balance remaining on the store leases.

Gain(Loss) on Sale of Assets. The gain on sale of assets for the fiscal year ended 2003 was related to the sale to Movie Gallery of the nineteen retail stores located outside of California which was consummated on November 6, 2002.

Interest Expense. Net interest expense for fiscal 2003 increased $518,000, to $534,000 compared to $17,000 for fiscal 2002. The increase in interest expense is primarily related to the interest expense related to the Private Placement Offering, which records interest related to the attached warrants and normal 10% interest expense charged on the notes. In addition, the Company is paying 8% interest on the priority sales taxes that are currently being paid over a five year period as per the Bankruptcy Plan of Reorganization. Interest expense recorded in fiscal 2002 primarily represents payment of interest charged of $12,500 on the balance of the $500,000 payable to Fleet Retail Finance on June 29, 2001, per the agreement (“the Fleet Compromise”), which was approved by the Bankruptcy Court on March 28, 2001.

Other. There was no other income in the fiscal year 2003 compared to other income of $217,000 for the fiscal year ended 2002. The income for 2002 was primarily attributable to advertising credits from prior periods and various other miscellaneous revenues.

Reorganization Items. There was no reorganization expense items in the fiscal year ended 2003. Reorganization items in fiscal 2002 resulted from the retention of legal and financial professionals during the bankruptcy period, as approved by the Bankruptcy Court. Relocation expenses were related to the cost of moving the corporate offices from Philadelphia, Pennsylvania to Bakersfield, California in March 2001. Loss on sale of assets in fiscal 2002 resulted from the sale and liquidation of two stores during the fiscal year. The liquidation and sale of stores was approved by the Bankruptcy Court during the bankruptcy proceedings subsequent to the August 24, 2000 bankruptcy date.

Discontinued Operations. The Company recorded a loss on discontinued operations of $106,000 for the fiscal year ended January 31, 2003 as compared to the prior year gain of $86,000. The decrease was primarily related to increased competition, mild weather and a relatively reduced new release schedule during the fiscal year ended January 31, 2003 for the 19 stores located outside of California, as compared to the prior fiscal year ended January 31, 2002. In addition, the 19 stores for the fiscal year ended January 31, 2003 were sold prior to the fourth quarter, which is normally the busiest time of the year for our stores. On October 24, 2002 the Board of Directors approved the disposition of 19 of its 40 retail video stores (the “19 Stores”) to M.G. Midwest, Inc., a Delaware corporation (“Movie Gallery”). The 19 Stores represent all stores owned by the Company outside of California and includes certain assets and liabilities related to the 19 Stores. The disposition was effected pursuant to an Asset Purchase Agreement between the Company and Movie Gallery, dated October 24, 2002. The 19 Stores represented approximately 38% of the Company’s total assets.

Income Taxes. As of result of losses incurred by the Company, there were no federal income taxes due. The income tax expense recorded, represents minimum state taxes paid during the fiscal year.

Extraordinary Items. During the year ended January 31, 2003, the Company recorded $579,000 in extraordinary income related to favorable settlement of disputed pre-petition priority tax claims. During the year ended January 31, 2002, the Company reported an extraordinary gain from the discharge of $32,769,523 of allowed claims that will be issued common stock pursuant to the Company’s approved Plan of Reorganization, net of a deferred tax liability of $136,000. The net deferred tax liability arose as a result of the forgiveness of indebtedness income related to the confirmation of the Plan of Reorganization. In addition, the Company reported an extraordinary gain on troubled debt restructuring of $8,951,429, which represents a settlement of the loan agreement with Fleet Retail Finance as part of the Fleet Compromise.

Year Ended January 31, 2002 Compared to Year Ended January 31, 2001

Revenues. Revenues for the fiscal year ended January 31, 2002 (fiscal “2002”) decreased $13,565,000 or 57.3%, to $10,093,000 compared to $23,658,000 for the fiscal year ended January 31, 2001 (“fiscal 2001”). The decrease in revenues was primarily attributable to the reduced number of stores operating during the year ended January 31, 2002 as compared to the prior year. The Company divested of 30 stores during fiscal year 2001, as part of the Company’s bankruptcy reorganization plan. The weighted average number of stores for fiscal 2002 was 42 compared to the prior fiscal year total of 71 stores. Same store revenues for fiscal 2002 decreased by approximately 48% compared to fiscal 2001. The Company had management fee income of $7,000 for fiscal 2002 compared to $4,386,000 management fee income in fiscal 2001. The management fee income attributed to 2001 was the result of the “Management Agreement” entered into with West Coast Entertainment Corporation on March 3, 2000 and terminated on February 13, 2001.

Store Operating Expenses. Store operating expenses for fiscal 2002 decreased $8,820,000, or 58.2%, to $6,340,000 compared to $15,160,000 for fiscal 2001. The decrease in store expenses was primarily attributable to the reduced number of stores operating during the year ended January 31, 2002 as compared to the prior year. The Company divested of 30 stores during fiscal year 2001, as part of the Company’s bankruptcy reorganization plan. The weighted average number of stores for fiscal 2002 was 42 compared to the prior fiscal year total of 71 stores. Store operating expenses as a percentage of total revenues were 62.8% for fiscal 2002 compared to 64.1% for fiscal 2001.

Amortization of Rental Library. Amortization of videocassette rental inventory for fiscal 2002 decreased $1,763,000 or 36.8%, to $3,024,000 compared to $4,787,000 for fiscal 2001. The decrease in amortization was primarily attributable to the reduced number of stores operating during the year ended January 31, 2002 as compared to the prior year. The Company divested of 30 stores during fiscal year 2001 as part of the Company’s bankruptcy reorganization plan. Amortization of rental inventory as a percentage of rental revenues and product sales was 30.0% for fiscal 2002 compared to 24.8% for the corresponding period of 2001. The increase in percentage of amortization for fiscal 2002 over the prior fiscal year was mainly due to the Company not leasing product under studio revenue sharing agreements during the entire fiscal year 2002 versus the Company being on revenue sharing for seven months of the prior fiscal year 2001.

Cost of Product Sales. The cost of product sales for fiscal 2002 decreased $2,322,000 or 68.8%, to $1,053,000 compared to $3,375,000 for fiscal 2001. The decrease in the cost of product sales was primarily due to the reduced number of stores operating during fiscal 2002 as compared to the prior year. The Company divested of 30 stores during fiscal year 2001, as part of the Company’s bankruptcy reorganization plan. The weighted average number of stores for fiscal 2002 was 42 compared to the prior fiscal year total of 71 stores. Cost of product sales as a percentage of rental revenue and product sales, was 10.4% for the fiscal year ended 2002 versus 17.5% for the fiscal year ended 2001.

Cost of Leased Product. Cost of leased product for fiscal 2002 decreased $1,149,000 or 96.8%, to $38,000 compared to $1,187,000 for fiscal 2001. The decrease was primarily attributable to the Company ceased revenue sharing with the Studios as of August 24, 2000, upon filing of the Chapter 11 Bankruptcy and was not on revenue sharing during fiscal 2002. The $41,443 expense recorded for fiscal 2002 was the balance of expenses related to the end of term revenue sharing costs on various studio titles.

Restructuring Costs. The Company incurred $1.6 million in restructuring costs during the fiscal year ending 2001, consisting of severance obligations to employees of approximately $950,000, lease liability for the former executive offices in Torrance, California of approximately $100,000, moving expenses of the corporate office of approximately $80,000 and non-cash write down of the related leasehold improvements of approximately $430,000. These costs were related to the Company’s effort to improve the performance of its operations and streamline its corporate expenses after entering into the Management Agreement and in anticipation of the proposed merger between the Company and West Coast Entertainment Corporation. During fiscal 2001 the company paid $703,000 in cash for restructuring expenses. No restructuring expenses were paid in fiscal 2002.

General and Administrative. General and administrative expenses for fiscal 2002 decreased $4,550,000, or 59.8%, to $3,055,000 compared to $7,605,000 for fiscal 2001. General and administrative expenses as a percentage of total revenues decreased to 30.3.5% in fiscal 2002 compared to 39.5% in fiscal 2001. The decrease in general and administrative expenses was primarily attributable to the company’s reduction in number of employees, employee salaries and related cost savings that resulted from the moving of the Company’s corporate headquarters from Philadelphia, Pennsylvania to Bakersfield, California in March 2001.

Gain(Loss) on Sale of Assets. The loss on sale of assets in 2001 resulted from the disposal of 2 stores prior to the bankruptcy filing.

Interest Expense. Net interest expense for fiscal 2002 decreased $1,331,000, or 99%, to $17,000 compared to $1,348,000 for fiscal 2001. The decrease in interest expense is reflective of a discontinuance of recording interest expense on secured and unsecured prepetition debt pursuant to American Institute of Certified Accountants Statement of Position 90-7. Interest expense recorded in fiscal 2002 primarily represents payment of interest charged of $12,500 on the balance of the $500,000 payable to Fleet Retail Finance on June 29, 2001, per the agreement (“the Fleet Compromise”), which was approved by the Bankruptcy Court on March 28, 2001.

Other. “Other” for fiscal 2002 was income of $217,000 compared to expenses of $458,000 for the fiscal year ended 2001. The income for 2002 was primarily attributable to advertising credits from prior periods and various other miscellaneous revenues. The expense for fiscal 2001 was primarily attributable to merger costs written off due to the termination of the West Coast Entertainment and Video City, Inc. management agreement and merger agreement which was terminated as of February 13, 2001.

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

Discontinued Operations. The Company recorded a gain on discontinued operations of $86,000 for the fiscal year ended January 31, 2002 as compared to the prior year loss of $78,000. The increase over the prior year was primarily due to the Company being in Bankruptcy during most of the fiscal year ended January 31,2001. This prevented the Company from continuing adequate purchases of product and advertising during most of the prior year period beginning with the Bankruptcy filing on August 24, 2000. On October 24, 2002 the Board of Directors approved the disposition of 19 of its 40 retail video stores (the “19 Stores”) to M.G. Midwest, Inc., a Delaware corporation (“Movie Gallery”). The 19 Stores represent all stores owned by the Company outside of California and includes certain assets and liabilities related to the 19 Stores. The disposition was effected pursuant to an Asset Purchase Agreement between the Company and Movie Gallery, dated October 24, 2002. The 19 Stores represented approximately 38% of the Company’s total assets.

Income Taxes. As of result of losses incurred by the Company, there were no federal income taxes due. The income tax expense recorded, represents minimum state taxes paid during the fiscal year.

Extraordinary Items. During the year ended January 31, 2002, the Company reported an extraordinary gain from the discharge of $32,769,523 of allowed claims that will be issued common stock pursuant to the Company’s approved Plan of Reorganization, net of a deferred tax liability of $136,000. The net deferred tax liability arose as a result of the forgiveness of indebtedness income related to the confirmation of the Plan of Reorganization. In addition, the Company reported an extraordinary gain on troubled debt restructuring of $8,951,429, which represents a settlement of the loan agreement with Fleet Retail Finance as part of the Fleet Compromise.

Liquidity and Capital Resources

At January 31, 2003 the Company has a stockholders’ deficit, recurring losses and negative working capital. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. In May 2003, the Company sold two of its retail video stores to Movie Gallery to raise cash in order to satisfy the Company’s immediate need for liquidity. The Company has entered into a non-binding letter of intent to sell 12 of its retail video stores, which constitute all of its remaining stores, except for two stores located in Ventura, California, to Movie Gallery. Such sale would be subject to a number of contingencies including, without limitation, the negotiation and execution of a definitive agreement for such transaction, Movie Gallery’s satisfactory completion of financial and real estate due diligence, successful assignment of store leases to be assumed by Movie Gallery, the approval of the Company’s shareholders, and the Company’s satisfaction of any other approvals and regulatory requirements. There can be no assurances that such a transaction with Movie Gallery will be completed. The Company may also sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

The Company is currently exploring all possibilities regarding future plans for its business and continued existence in the event of the sale of substantially all of its assets. The Company is uncertain whether its business will continue to be in the retail video industry or in any specific industry related to the retail video industry. In any case, the Company plans to reduce its work force and expenses to a minimum level in the event of such sale.

During the months of November and December of 2002, the Company closed four unprofitable retail stores located in Bakersfield, California. The Company closed an additional unprofitable store in June 2003. The costs related to the closing during the last fiscal year are shown under store closure costs in the statements of operations. The Company had 17 stores remaining in the State of California as of the fiscal year ended January 31, 2003.

The Company funds its short-term working capital needs, including the purchase of videocassettes, DVD’s and other inventory, primarily through cash from operations. The Company expects that cash from operations will be insufficient to fund future videocassette, DVD and other inventory purchases and other working capital needs for its existing stores. The Company raised additional funds through the Private Placement offerings to help improve its working capital needs. The Company sold two of its stores located in San Francisco and Salinas California on May 14, 2003, for a total price of $900,000 to Movie Gallery. The proceeds from the two stores were used to pay down a portion of the senior debt and the balance was used for working capital. As of the closing on May 14, 2003, there is a balance of $350,000 that is being held back until satisfactory completion of a lease assignment to Movie Gallery.

Videocassette and DVD rental inventories are accounted for as noncurrent assets under accounting principles generally accepted in the United States of America because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company’s revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette and DVD rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital.

In June of 2001, the Company also entered into a purchase money security agreement directly with Warner Brothers Home Video. The agreement provides the company with a line of trade credit and 60 day terms for repayment. The Company purchases all Warner Brothers product directly from Warner Brothers Home Video, which is then distributed to all Video City’s home entertainment retail chain through a third party distributor.

In July 2001 the Company entered into an agreement with Video Products Distributors (“VPD”) under which VPD agreed to become the exclusive video distributor for all of Video City’s home entertainment retail chain. VPD will provide all videocassettes, DVDs and accessories for rental and sale with the exception of Warner Brothers Home Video product in all locations. As part of this agreement, Video City is receiving a line of trade credit and 90 day terms for repayment to VPD.

Effective in November 2002, with the sale of the 19 stores located outside of California to Movie Gallery, Video Products Distributors has modified their agreement with

Video City by reducing the line of trade credit that it previously was operating with and reducing its terms for repayment from 90 days to 60 days.

On May 10, 2002 the Company initiated a Private Placement Offering to accredited investors. The Private Placement Offering was to purchase Series A Units with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note due November 1, 2003 and a Series A Warrant to purchase 20,000 shares of common stock. The Company is offering a minimum of 50 units and a maximum of 100 units. The units, convertible notes, warrants and underlying common stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or with any securities regulatory authority of any jurisdiction. As of July 31, 2002 the Company closed the first round with 74 units sold. The aggregate principal amount of the convertible notes is $742,420 at an interest rate of 10% per annum. Principal on these convertible notes shall be payable in one installment plus accrued but unpaid interest on November 1, 2003. Interest shall be payable semi-annually in arrears on the first day of November and May of each year, commencing November 1, 2002. The convertible notes shall be convertible at the election of the payee to common stock of the Company at a conversion price of $1.00 per share. The market price of the stock and the relative fair value of the convertible notes in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $66,818, and is recorded as a note discount that is amortized over the life of the convertible notes.

In connection with issuance of the convertible notes, the Company issued one-year warrants to purchase 1,484,840 shares of the Company’s common stock at an exercise price of $0.01 per share. The Company recorded the fair value of the warrants issued of $400,907 using the Black-Scholes model, as a note discount and is being amortized over the life of the notes as interest expense.

The Company sold an additional 14 Series A Units for an aggregate amount of $140,000 and issued additional one-year warrants to purchase 280,000 shares of the Company’s common stock at an exercise price of $0.01 per share during the quarter ended October 31, 2002.

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

The Company sold an additional 93 Series A Units for an aggregate amount of $93,500 and issued additional one-year warrants to purchase 186,000 shares of the Company’s common stock at an exercise price of $0.01 per share during the fourth quarter ended January 31, 2003. The total principal of convertible notes remaining outstanding as of January 31, 2003 is $481,252.

The Company has entered into a non-binding letter of intent to sell 12 of its retail video stores, which constitute all of its remaining stores, except for two stores located in Ventura, California, to Movie Gallery. Such sale would be subject to a number of contingencies including, without limitation, the negotiation and execution of a definitive agreement for such transaction, Movie Gallery’s satisfactory completion of financial and real estate due diligence, successful assignment of store leases to be assumed by Movie Gallery, the approval of the Company’s shareholders, and the Company’s satisfaction of any other approvals and regulatory requirements. There can be no assurances that such a transaction with Movie Gallery will be completed. The Company closed an additional unprofitable store in June 2003. The Company may also sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

In the event of the sale of substantially all of the assets of the Company, the Company will receive the consideration for such sale and will have no operating revenue.

Commitments

The following table summarizes future minimum annual commitments under debt agreements, non-cancelable operating leases and other agreements as of January 31, 2003.

	2004	2005	2006	2007	2008	Total
Senior Subordinated Notes Payable	$481,252	—	—	—	—	$481,252
Operating Leases	$1,292,517	$1,115,165	$816,358	$601,013	$322,871	$4,147,924
Product Supplier Agreements	$535,226	—	—	—	—	$535,226
Notes Payable	$25,641	$19,231	—	—	—	$44,872
Employment And Advisory Agreements	$478,109	$299,198	—	—	—	$777,307

Operating lease commitments include $287,000 for lease agreements abandoned and have been accrued for in accrued expenses at January 31, 2003.

Cash Flows

Cash Provided by Operating Activities

Net cash provided by operating activities for fiscal 2003 decreased by approximately $3,088,000 or 114.3%, compared to fiscal 2002. The change was mainly due to reduction in net income (loss) from continuing operations and reduced depreciation and amortization expense offset by extraordinary item-discharge of liabilities, accrued expenses, accounts payable and other liabilities subject to compromise.

Cash Flows Provided by Discontinued Activities

Net cash provided by discontinued operations for fiscal year 2003 increased by approximately $1,739,00 or 290.2%, compared to fiscal 2002. The increase were primarily the result of the sale of the nineteen out of California stores per the agreement with Movie Gallery, which took place on November 8, 2002.

Cash Used in Investing Activities

Net cash used in investing activities during fiscal 2003 decreased by approximately $1,060,000 or 35.3%, compared to fiscal 2002. The change was mainly attributable to the decrease in purchases of videocassette and DVD rental inventory as a result of the divestiture of stores in fiscal 2002. In addition, there were less proceeds from sale of fixed assets during fiscal 2002 versus 2001.

Cash Provided by Financing Activities

Net cash used in financing activities during fiscal 2003 decreased by approximately $1,337,000 or 95.8%, compared to fiscal 2002. The change was mainly attributable to no repayment was made during the fiscal year ended 2003 versus the prior fiscal year repayment to Fleet of $1,500,000 under the pre-petition revolving credit facility with Fleet (formerly BankBoston) related to the Fleet Compromise Settlement approved by the Bankruptcy court on March 28, 2001.

New Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company has previously reported in its’ consolidated financial statements, extraordinary income that arose as a result of the bankruptcy and the approval of the Plan of Reorganization. Consequently, the Company is considering the reclassification of this extraordinary income in accordance with SFAS 145 in the Company’s consolidated financial statements.

In June 2002, FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). “ The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended January 31, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended April 30, 2003.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company’s Certificate of Incorporation provides that the Company “shall be empowered to indemnity” to the full extent of its power to do so, all directors and officers, pursuant to the applicable provisions of the Delaware General Corporation Law. The Company will indemnify its officers and directors to the full extent permitted under Section 145 of the Delaware General Corporation Law.

In January 2003, FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company’s financial position and result of operations.

General Economic Trends, Quarterly Results and Seasonality

The Company anticipates that its business will be affected by general economic and other consumer trends. To date, the Company has not operated during a period of high inflation. However, the Company believes that it would generally be able to pass on increased costs relating to inflation to its customers. Future operating results may be affected by various factors, including, the quality and number of new release titles available for rental and sale, the expense associated with the acquisition of new release titles, additional and existing competition, marketing programs, weather, special or unusual events and other factors that may affect retailers in general.

The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

None

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management of the Company

The following sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Positions with the Company	Director Since
Robert Y. Lee(1)	40	Chairman of the Board	1997
Timothy Ford(2)	46	Chief Executive Officer	—
Rudolph R. Patino	55	Chief Financial Officer, Secretary and Director	2001
David A. Ballstadt	63	Director	1998
Barry L. Collier	60	Director	1997
Gerald W. B. Weber	52	Director	1997

(1)	Mr. Lee resigned as Chief Executive Officer in July 2001.
(2)	Mr. Ford was appointed Chief Executive Officer in July 2001.

Robert Y. Lee served as the Company’s chairman of the board and chief executive officer since the merger of the Company’s predecessor, Lee Video City, Inc. (“Lee Video City”), with and into Prism Entertainment Corporation (“Prism”) in January 1997 through July 2001. Mr. Lee founded Lee Video City, Inc. and served as its chairman of the board and chief executive officer since its inception in February 1990. Mr. Lee purchased his first video store in 1983, and during the 1980s opened and acquired more than 20 video stores in Southern California.

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

David A. Ballstadt has served as a director of the Company since the acquisition by the Company of its subsidiaries, Adventures in Video, Inc. and KDDJ Investments, Inc., in March 1998. Mr. Ballstadt served as president of the Company from January 1997 to January 1999. Mr. Ballstadt founded and served as the president and chief executive officer of the video specialty chains, Adventures in Video, Inc. and KDDJ Investments, Inc. until their sale to the Company.

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

Gerald Weber is a cofounder of MAKAI Dev. Co., LLLP, a franchisor of hcx “the haircolorxperts” salons and has served as Co-Chief Executive Officer of such company since April 2003. Mr. Weber’s prior experience includes 13 years working with various companies headed by H. Wayne Huizenga. From September 2000 to May 2002, Mr. Weber was EVP/Chief Operating Officer of NationsRent, Inc., a heavy equipment rental company. From January 1998 to September 2000, Mr. Weber planned and directed all aspects of start up for CarSpa, a company combining a state-of-the-art car wash with oil, lube and gasoline, and a convenience store. From October 1995 to December 1997, Mr. Weber was SVP/Chief Operating Officer for AutoNation, Inc., the world’s largest automotive retailer, responsible for all facets of operations, including site selection, systems development, store openings, etc. From September 1987 to October 1995, Mr. Weber served in several senior management positions for Blockbuster Entertainment, including Chief Operating Officer for Blockbuster Video and President of Blockbuster Music. Prior to this Mr. Weber was President of a chain of retail beverage stores and spent fourteen years in the retail drug store industry with the Shoppers Drug Mart Division of Imasco Ltd., as a Director of Operations, and the GrayDrugFair division of Sherwin-Williams, Inc., as a Vice President, Operations.

Directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected or appointed. Officers are elected by and serve at the discretion of the Board of Directors.

Meetings; Attendance; Committees

During the fiscal year ended January 31, 2003, the Board of Directors of the Company met three times. No incumbent member who was a director during the past fiscal year attended fewer than 75% of the aggregate of all meetings of the Board of Directors and all meetings of the committees of the Board of Directors on which he served.

The Company’s compensation committee was formed to make recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company, including the grant of stock options to the Company’s executive officers under the Company’s stock option plans. The compensation committee currently consists of Gerald Weber and Barry Collier of its Board of Directors. The audit committee reviews the scope of the audit and other accounting related matters. The Company’s audit committee currently consists of Robert Y. Lee and Barry Collier of its Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Directors, executive officers and greater than 10 percent stockholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of such reports and certain representations furnished to it, the Company believes that during the fiscal year ended January 31, 2003, all officers and directors complied with all applicable Section 16(a) filing requirements except Robert Y. Lee and Rudolph Patino who each submitted one late filing in connection with warrants to purchase common stock issued to them as part of their participation in the Company’s private placement offering.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Company is currently exploring all possibilities regarding future plans for its business and continued existence in the event of the sale of substantially all of its assets. Due to uncertainties of the Company’s future business and continued existence, and the financial hardship the Company is currently enduring, the Company has not yet adopted such code of ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal years ended January 31, 2003, January 31, 2002 and January 31, 2001 paid by the Company to its chief executive officer and the other executive officers of the Company who earned in excess of $100,000 (collectively, the “Named Executive Officers”) based on salary and bonus for the fiscal year ended January 31, 2003:

Name and Principal Position	Annual Compensation(1)				Long-Term Compensation
	Period Ended	Salary($)	Bonus	Other Annual Compensation	Restricted Stock Award (#)	Securities Underlying Option(#)
Robert Y. Lee(2) Chief Executive Officer	January 31, 2003 January 31, 2002 January 31, 2001	— 94,000 350,000	— — —	60,000 — —	— — —	— 150,000 —

Timothy L. Ford(3) Chief Executive Officer	January 31, 2003 January 31, 2002	164,000 145,000	— —	— —	— —	— 250,000

Rudolph Patino (4) Chief Financial Officer	January 31, 2003 January 31, 2002 January 31, 2001	179,000 175,000 85,000	50,000 — —	— — —	— 42,000 —	— 250,000 —

(1)	The compensation described in this table does not include medical insurance, retirement benefits and other benefits received by the foregoing executive officers which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the foregoing executive officers of the Company, the value of which did not exceed the lesser of $50,000 or 10% of the executive officer’s cash compensation in the table.
(2)	Robert Y. Lee resigned as Chief Executive Officer in July 2001.
(3)	Timothy Ford was appointed Chief Executive Officer in July 2001.
(4)	Rudolph Patino received 42,000 shares of the Company’s common stock as per his employment agreement.

Effective October 1, 2001, Robert Y. Lee entered into an Non-compete/advisory Agreement with the Company pursuant to which he will serve for a period of three years in the capacity as an advisor with no responsibility for the day-to-day operations of the Company. Mr. Lee will receive a Non-compete/advisory payment of $60,000 per year and participate in all benefits available to members of the Company’s management. Mr. Lee is also entitled to certain fringe benefits in the amount of approximately $36,000 per year, which includes a monthly auto allowance and paid life insurance premiums. In the event of a Change in Control (as defined in the agreement), the agreement is automatically extended to a date which is three years from the date such Change in Control becomes effective. A “Change in Control” is deemed to occur if (i) any person becomes the owner of at least 35 percent of the Company’s voting securities, (ii) a change in the majority of the membership of the Board of Directors occurs without approval of two-thirds of the directors who were directors prior to the commencement of the Change of Control, (iii) there is consummated a merger or consolidation of the Company with another entity in which the Company’s stockholders immediately prior thereto do not continue to hold at least 60 percent of the voting securities of the surviving entity, or (iv) there occurs a liquidation of the Company or a sale or other disposition of all or substantially all of the Company’s assets.

Effective September 1, 2001, Timothy L. Ford entered into an Employment Agreement with the Company pursuant to which he will serve for a period of three years in the capacity as Chief Executive Officer. Mr. Ford will receive a base salary of $160,000, including annual percentage increases per year and an annual bonus of 3% of adjusted EBITDA cash flow “as defined by Industry standards” provided the Company hits its budgeted EBITDA goals for each fiscal year. Mr. Ford is also entitled to options to purchase 250,000 shares of common stock at an exercise price no less than the fair market value at the date of grant (all of which have become exercisable), and certain fringe benefits in the amount of approximately $12,000 per year, which includes a monthly auto allowance. In the event of a Change of Control (as defined in the agreement), Mr. Ford shall be guaranteed his base salary and certain fringe benefits through August 31, 2004. A “Change of Control” is defined as (i) the acquisition by any individual, group or entity, of beneficial ownership of more than 50 percent of the common stock of the Company, (ii) consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the Company’s assets, or (iii) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

Effective September 1, 2001, Rudolph R. Patino entered into an Employment Agreement with the Company pursuant to which he will serve for a period of three years in the capacity as Chief Financial Officer. Mr. Patino will receive a base salary of $175,000, including annual percentage increases per year and an annual bonus of 3% of adjusted EBITDA cash flow “as defined by Industry standards” provided the Company hits its budgeted EBITDA goals for each fiscal year. Mr. Patino is also entitled to a signing bonus of $50,000, 42,000 shares of restricted stock, options to purchase 250,000 shares of common stock at an exercise price no less than the fair market value at the date of grant (all of which have become exercisable), and certain fringe benefits in the amount of approximately $12,000 per year, which includes a monthly auto allowance. In the event of a Change of Control (as defined in the agreement), Mr. Patino shall be guaranteed his base salary and certain fringe benefits through August 31, 2004. A “Change of Control” is defined as (i) the acquisition by any individual, group or entity, of beneficial ownership of more than 50 percent of the common stock of the Company, (ii) consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the Company’s assets, or (iii) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

Option Grants

There were no options granted to Executive Officers of the Company, during the fiscal year ended January 31, 2003.

Option Exercises and Fiscal Year-End Values

No stock options were exercised by any of the Named Executive Officers during the fiscal year ended January 31, 2003. The following table sets forth certain information regarding stock options held by the Named Executive Officers as of January 31, 2003:

Name	Fiscal Year-End Options Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert Y. Lee	150,000	—	—	—
Timothy L. Ford	250,000	—	—	—
Rudolph R. Patino	250,000	—	—	—

(1)	Amounts are shown as the positive spread between the exercise price and the last sale price of the Company’s Common Stock as reported on the OTC Bulletin Board on January 31, 2003 ($0.15). All of the stock options for each of the persons listed above are exercisable at an exercise price of $0.25 per share.

Director Compensation

Directors, other than directors who are employees of Video City, receive cash compensation in the amount of $20,000 per year for serving on the Video City board and are also entitled to participate in Video City’s stock option plans and from time to time to receive grants of options thereunder to purchase shares of Video City’s common stock. There were no options granted to directors of the Company during the fiscal year ended January 31, 2003. During the last fiscal year, each of the nonemployee directors received his $20,000 compensation in the Company’s common stock, at a per share price of $0.25 per share or 80,000 shares, in lieu of cash. In addition, the Company paid two directors an annual car allowance in the amount of $18,000 each, and provided three directors medical insurance and similar benefits consistent with that provided generally to employees of the Company. Directors are reimbursed for travel and other out-of-pocket costs and expenses incurred in connection with their duties as board members.

Stock Option Plan

1996 Stock Option Plan. In November 1996, the Video City board and shareholders of Video City’s predecessor, Lee Video City, adopted its 1996 Stock Option Plan. The 1996 Stock Option Plan, which was assumed by Video City, provides for the grant of options to directors, officers, other employees and consultants of Video City to purchase up to an aggregate of 1,000,000 shares of its common stock. The purpose of the 1996 Stock Option Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, Video City. The 1996 Stock Option Plan is administered by the Video City board or a committee of the board, which has discretion to select optionees and to establish the terms and conditions of each option, subject to the provisions of the 1996 Stock Option Plan. Options granted under the 1996 Stock Option Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code”), or nonqualified options.

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

1998 Stock Option Plan. In June 1998, Video City’s board unanimously approved Video City’s 1998 Stock Option Plan. In August 1998 Video City’s shareholders approved the 1998 Stock Option Plan. The purpose of the 1998 Stock Option Plan is to enable Video City to attract and retain top-quality employees, officers, directors and consultants and to provide them with an incentive to enhance shareholder return. The 1998 Stock Option Plan originally provided for the grant of options to officers, directors, other employees and consultants of Video City to purchase up to an aggregate of 1,200,000 shares of Video City common stock. In March 1999, the Video City board voted to increase the number of shares covered under the 1998 Stock Option Plan to 2,700,000, subject to obtaining shareholder approval; such approval was not solicited, and the proposed increase in the number of shares was abandoned. The 1998 Stock Option Plan is administered by the Video City board or a committee of the Board, and is currently administered by the compensation committee of the Video City board, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1998 Stock Option Plan. Options granted under the 1998 Stock Option Plan may be “incentive stock options” as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

The exercise price of incentive stock options may not be less than the fair market value of Video City’s common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of Video City). The Code currently limits to $100,000 the aggregate value of Video City common stock that may become exercisable for the first time in any one year pursuant to incentive stock options under the 1998 Stock Option Plan or any other option plan adopted by Video City. Nonqualified options may be granted under the 1998 Stock Option Plan at an exercise price less than the fair market value of Video City common stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Video City common stock that may become exercisable pursuant to such options in any one year.

In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination would immediately terminate, and any options that are exercisable would terminate 90 days (six months in the case of termination by reason of death or disability) following termination of employment.

Options may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of Video City). Options granted under the 1998 Stock Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1998 Stock Option Plan, shares subject to cancelled or terminated options are available for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as recapitalizations, stock splits or stock dividends. The 1998 Stock Option Plan is effective for ten years, unless sooner terminated or suspended. The 1998 Stock Option Plan provides that options covering no more than 600,000 shares of Video City common stock may be granted to any one employee in any twelve month period. In accordance with Rule 260.140.45 of the California Commissioner of Corporations, the 1998 Stock Option Plan provides that at no time shall the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any stock bonus or similar plan of Video City exceed 30% of the then outstanding shares of Video City as calculated in accordance with this rule, based on the shares of Video City which are outstanding at the time the calculation is made.

Compensation Committee

The Company’s compensation committee was formed to make recommendations to the board concerning salaries and incentive compensation for officers of the Company, including the grant of stock options to the Company’s executive officers under the Company’s stock option plans. The compensation committee consists of Messrs Weber and Collier. Mr. Collier served as the president of the Company from January 1997 to July 1999.

In June 2002, the Company retained Stockdale Capital to serve as its investment banking firm in connection with its various corporate, finance, and mergers and acquisitions advisory services. Stockdale Capital’s compensation for such services consists of a monthly retainer in the amount of $4,000 per month and an additional fee contingent upon the success of any such transactions in the amount of six percent of the size of transaction so completed. In June 2002, Gerald W.B. Weber entered into an advisory agreement with Stockdale Capital pursuant to which Mr. Weber provides mergers and acquisitions and other retail video industry experience and contact to Stockdale Capital in connection with Stockdale Capital’s services to the Company. The agreement between Mr. Weber and Stockdale Capital provides that Mr. Weber will be compensated for such services in the amount of 40% of the fees that Stockdale Capital receives from the Company, if and when received by Stockdale Capital. Mr. Weber was responsible for continued discussions and negotiations with each of the video retail industry chains, to explore potential corporate and financial transactions for the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Video City’s common stock as of May 31, 2003 by (i) each person who is known by Video City to own beneficially more than 5% of Video City’s outstanding Video City common stock, (ii) each of the directors of Video City, (iii) each of the Named Executive Officers, and (iv) all officers and directors of Video City as a group.

Name and Address(1)	Number of Shares Beneficially Owned(2)		Percentage of Ownership
Robert Y. Lee	859,488	(3)	8.5%
Timothy Ford	250,000	(3)	2.4%
Rudolph R. Patino	407,637	(3)	4.0%
Barry Collier	209,631	(3)	2.1%
David A. Ballstadt	210,618	(3)	2.1%
Gerald W.B. Weber	159,587	(3)	1.6%
Stuart Lazar	1,662,190	(4)	16.6%
IEI Investments	1,642,435	(5)	16.4%
Mortco, Inc	119,914	(6)	1.2%
Rentrak Corporation	1,386,180	(6)	13.8%
All Directors and Executive Officers as a group (6 persons)	2,092,374		19.3%

*	Less than one percent.
(1)	Except as otherwise indicated, the address of each principal shareholder of Video City is c/o Video City, Inc., whose current address is 4800 Easton Drive, Suite 108, Bakersfield, California 93309.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of Video City common stock subject to options or warrants that are currently exercisable or are exercisable within 60 days of May 31, 2003 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Video City common stock shown as beneficially owned by them.
(3)	Includes the following currently exercisable stock options to purchase shares from Video City: Mr. Ford 250,000 shares; Mr. Patino 250,000 shares; Mr. Lee 125,000 shares; Mr. Collier, 75,000 shares; Mr. Ballstadt, 75,000 shares; Mr. Weber, 75,000 shares. Mr. Lee’s shares also include shares owned by a trust of which Mr. Lee is the trustee.
(4)	Consists of 19,755 shares of common stock owned by L Entertainment Investors, Inc. and Mr. Lazar’s options to purchase 1,584,617 and 57,818 shares of common stock from Ingram Entertainment Inc. and Ingram Capital Inc., respectively, based on the Schedule 13D filed with the Securities and Exchange Commission by Stuart Lazar. Substantially all of the stock of L Entertainment Investors, Inc. is owned by Stuart Lazar. Ingram Entertainment Inc. and Ingram Capital Inc. granted a Proxy and Power of Attorney to Mr. Lazar to vote the shares underlying such options. The Company believes Ingram Entertainment Inc. and Ingram Capital Inc. are affiliate and/or predecessor entities of IEI Investments, Inc. The address of Stuart Lazar and L Entertainment is 2036 Highsplint Drive, Rochester Hills, Michigan 48307.
(5)	Consists of 1,584,617 and 57,818 shares of common stock held by Ingram Entertainment Inc. and Ingram Capital Inc., respectively, based on the Schedule 13D filed with the Securities and Exchange Commission by IEI Investments Inc. The Company believes Ingram Entertainment Inc. and Ingram Capital Inc. are affiliate and/or predecessor entities of IEI Investments, Inc. The address of Ingram Capital Inc. is Two Ingram Blvd., La Vergne, Tennessee 37089.
(6)	The Company believes Mortco, Inc. and Rentrak Corporation are affiliates. The address of Rentrak is One Airport Center, 7700 NE Ambassador Place, Portland, Oregon 97220.

Video City does not know of any arrangements that may at a subsequent date result in a change of control of Video City.

The following table summarizes as of January 31, 2003, the shares of common stock authorized for issuance under the Company’s Equity Compensation Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,625,000	$0.25	453,571
Equity compensation plans not approved by security holders	—	0.25	—

Total:	1,625,000	$0.25	453,571

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company purchased certain video game inventory from Ingram Entertainment, Inc. in the amount of $113,000 during the fiscal year ended January 31, 2003. Ingram Entertainment is a major stockholder of the Company. The Company believes such purchases of inventory were made based on arms’ length negotiations between the Company and Ingram Entertainment.

In May 2002 Robert Y. Lee and Rudolph R. Patino, both invested in the Company’s Private Placement Offering of senior subordinated convertible notes and warrants, in the aggregate amount of $182,420 and $50,000, respectively. The Private Placement Offering consisted of the sale of Series A Units with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note due November 1, 2003 and a Series A Warrant to purchase 20,000 shares of the Company’s common stock until November 2003 at the exercise price of $0.01 per share. The Notes are secured by the assets of the Company. As a result, the Company issued warrants to purchase 364,840 and 100,000 shares of common stock to each of Messrs Lee and Patino.

The Company paid down some of the principal and accrued interest of the outstanding private placement Notes in connection with the November 2002 sale of the 19 stores. The Company paid all of the private placement investors, their principal and interest payments in full, with the exception that, if any private placement investor chose not to be paid down a portion of his investment, he would receive an additional warrant to purchase the Company’s common stock at a purchase price of $0.01 per share, for every dollar not paid down. Messrs Lee and Patino received a pay down of their respective notes in the amount of $72,968 and $25,000, respectively. Because Messrs Lee and Patino maintained their principal amount under their notes in the amount of $109,452 and $25,000, respectively, Messrs Lee and Patino received additional warrants to purchase 109,452 and 25,000 shares of common stock, respectively.

In February 2003, a trust to which Mr. Lee is the trustee also invested in the same private placement offering in the amount of $100,000, and hence received warrants to purchase 200,000 shares of the Company’s Common Stock.

The Company paid approximately $133,250 of the outstanding principal amount of the private placement notes from the proceeds of the sale of the two stores in May 2003. As a result, the principal amounts of $41,890 and $5,000 were paid down for the notes due to Messrs Lee and Patino, respectively. As of May 31, 2003, the Company owed Messrs Lee including the trust of which Mr. Lee is the trustee and Patino principal and accrued interest on such notes in the amount of $168,958 and $20,167, respectively. The private placement notes mature on November 1, 2003. Messrs Lee and Patino did not receive any additional benefit or consideration, compared to any other private placement offering investors, in connection with their investment in, or their pay down by, the Company in connection with private placement offering. As of May 31, 2003, Messrs Lee including the trust of which Mr. Lee is the trustee and Patino exercised their warrants and purchased 674,292 and 125,000 shares of the Company’s common stock. Mr. Patino is also the Chief Financial Officer of the Company.

In June 2002, the Company retained Stockdale Capital to serve as its investment banking firm in connection with its various corporate, finance, and mergers and acquisitions advisory services. Stockdale Capital’s compensation for such services consists of a monthly retainer in the amount of $4,000 per month and an additional fee contingent upon the success of any such transactions in the amount of six percent of the size of transaction so completed. In June 2002, Gerald W.B. Weber entered into an advisory agreement with Stockdale Capital pursuant to which Mr. Weber provides mergers and acquisition and other retail video industry experience and contact to Stockdale Capital in connection with Stockdale Capital’s services to the Company. The agreement between Mr. Weber and Stockdale Capital provides that Mr. Weber will be compensated for such services in the amount of 40% of the fees that Stockdale Capital receives from the Company, if and when received by Stockdale Capital. Mr. Weber was responsible for continued discussions and negotiations with each of the video retail industry chains, to explore potential corporate and financial transactions for the Company. Mr. Weber is a member of the board of directors of the Company.

Item 14.	Controls and Procedures

Within 90 days prior to the filing date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures effectively ensure that material information required to be in this annual report is made known to them by others in a timely manner. We have not made any significant changes to our internal controls, and no other factors have come to our attention that could significantly affect our internal controls, subsequent to the date of this most recent evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Schedules:

The following financial statements of Video City, Inc. (and its predecessor Lee Video City, Inc.) are included in this Report as pages F-1 through F-26:

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Form 8-K

On November 21, 2002 the Company filed a current report on Form 8K, dated November 6, 2002, to report under Item 2, Item 5 and Item 7, the disposition of 19 of its 40 retail video stores to M.G. Midwest, Inc. (“Movie Gallery”).

On June 11, 2003 the Company filed a current report on Form 8-K, dated May 14, 2003, to report under Item 2, Item 5 and Item 7, the disposition of two of its retail video stores to M.G. Midwest, Inc. (“Movie Gallery”) and the current status of certain matters.

(c) Exhibits

Numbers	Description

2.1	Asset Purchase Agreement, dated as of October 24, 2002, by and between the Company and M.G. Midwest, Inc.(4)

2.2	Asset Purchase Agreement, dated as of May 12, 2003, by and between the Company and M.G. Midwest, Inc.(5)

3.1	Certificate of Incorporation of the Company including amendments thereto(1)(2)

3.2	Bylaws of the Company(1)

10.1	Form of Option Agreement for directors and executive officers of the Company.(3)

10.2	Form of Indemnity Agreement for directors and officers of the Company.(3)

10.3	Non-Compete Advisory Agreement, dated October 1, 2001, by and between the Company And Robert Y. Lee.

10.4	Employment Agreement, dated September 1, 201, by and between the Company and Tim Ford.

10.5	Employment Agreement, dated September 1, 2001, by and between the Company and Rudy Patino.

10.6	Form of Senior Subordinated Promissory Note in connection with the Company’s private placement offering.

10.7	Form of Common Stock Purchase Warrant in connection with the Company’s private placement offering.

23.1	Consent of Certified Public Accountants

99.1	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed as exhibit to Prism Entertainment Corporation’s Annual Report on Form 10K for the fiscal year ended January 31, 1998, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998, and incorporated herein by reference.
(3)	Previously filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated November 6, 2002, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 14, 2003, and incorporated herein by reference.

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
Chief Executive Officer

Date: June 19, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title
June 19, 2003	/S/ ROBERT Y. LEE Robert Y. Lee	Chairman of the Board

June 19, 2003	/S/ TIMOTHY L. FORD Timothy L. Ford	Chief Executive Officer (Principal Executive Officer)

June 19, 2003	/S/ RUDOLPH R. PATINO Rudolph R. Patino	Chief Financial Officer (Principal Financial and Accounting Officer)

June 19, 2003	/S/ DAVID A. BALLSTADT David A. Ballstadt	Director

June 19, 2003	/S/ BARRY L. COLLIER Barry L. Collier	Director

June 19, 2003	/S/ GERALD W.B. WEBER Gerald W.B. Weber	Director

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy L Ford, certify that:

1.	I have reviewed this annual report on Form 10-K of Video City, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

VIDEO CITY, INC.

/S/ TIMOTHY L. FORD
Chief Executive Officer

DATED: June 19, 2003

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Rudolph R. Patino, certify that:

1.	I have reviewed this annual report on Form 10-K of Video City, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

VIDEO CITY, INC.

/S/ RUDOLPH R. PATINO
Chief Financial Officer (Principal Financial and Accounting Officer)

DATED: June 19, 2003

VIDEO CITY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

ITEM 8. Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements are filed with this report:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

Video City, Inc.

We have audited the accompanying consolidated balance sheets of Video City, Inc. as of January 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years ended January 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video City, Inc. as of January 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses and has a negative working capital at January 31, 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

BDO SEIDMAN, LLP

Los Angeles, California

June 6, 2003

VIDEO CITY, INC.

CONSOLIDATED BALANCE SHEETS

	Years ended January 31,
	2003	2002
Assets
Current assets:
Customer receivables	$96,413	$222,251
Merchandise inventories	175,135	318,757
Receivable from sale of stores	74,000	—
Prepaid expenses and other assets	110,920	74,270
Net current assets of discontinued operations	—	365,359

Total current assets	456,468	980,637
Rental library, net	962,632	1,212,072
Property and equipment, net	494,889	925,267
Goodwill, net	1,008,429	1,787,361
Other assets	271,905	269,823
Net non-current assets of discontinued operations	—	1,415,960

Total assets	$3,194,323	$6,591,120

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise:
Current liabilities:
Bank overdraft	$82,629	$103,582
Accounts payable	1,519,521	1,666,978
Accrued expenses	946,097	1,052,653
Note payable	44,872	48,262
Senior subordinated convertible notes payable (net of unamortized discount of $180,467)	300,785	—
Current portion of tax liability	170,917	149,880
Other liabilities	56,157	332,829

Total current liabilities	3,120,978	3,354,184
Shares issuable under plan of reorganization	215,894	1,750,000
Deferred tax liability	136,000	136,000
Tax liability less current portion	400,832	431,759

Total liabilities not subject to compromise	3,873,704	5,671,943
Liabilities subject to compromise:
Accounts payable	284,590	956,347

Total liabilities	4,158,294	6,628,290

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $.01 par value per share, authorized 30,000,000 shares; issued and outstanding 6,299,798 shares	62,998	—
Additional paid-in capital	21,739,246	19,683,530
Accumulated deficit	(22,766,215)	(19,720,700)

Total stockholders’ deficit	(963,971)	(37,170)

Total liabilities and stockholders’ deficit	$3,194,323	$6,591,120

See accompanying notes to consolidated financial statements.

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2003	2002	2001
Revenue
Rental revenues and product sales	$8,711,571	$10,085,299	$19,272,105
Management fee income	—	7,300	4,385,886

Total revenue	8,711,571	10,092,599	23,657,991

Operating costs and expenses
Store operating costs	5,607,409	6,339,603	15,160,141
Amortization of rental library	1,972,200	3,023,905	4,787,129
Cost of product sales	1,394,221	1,053,178	3,374,588
Cost of leased product	—	37,714	1,187,494
General and administrative	2,481,947	3,054,529	7,604,762
Restructuring	—	—	1,564,000
Store closure costs	205,372	—	—
(Gain) loss on sale of assets	29,060	—	199,373

Total operating costs and expenses	11,690,209	13,508,929	33,877,487

Loss from operations	(2,978,638)	(3,416,330)	(10,219,496)

Other (income) expense
Interest expense, net (contractual interest $0, $1,758,000 and $1,980,104)	534,502	16,945	1,347,699
Other	—	(216,816)	457,500

Loss before reorganization items and income taxes	(3,513,140)	(3,216,459)	(12,024,695)

Reorganization items
Professional fees	—	587,865	504,777
(Gain) Loss on sale of assets	—	(34,600)	3,508,614
Relocation of corporate office	—	58,417	—

Net loss from continuing operations	(3,513,140)	(3,828,141)	(16,038,086)

Discontinued operations
Loss (gain) on discontinued operations	106,250	(85,906)	77,840

Loss before income taxes and extraordinary income	(3,619,390)	(3,742,235)	(16,115,926)

Income tax expense	5,517	6,039	—

Loss before extraordinary items	(3,624,907)	(3,748,274)	(16,115,926)

Extraordinary items
Troubled debt restructuring gain, net of tax	—	8,951,429	—
Discharge of liabilities subject to compromise, net of deferred tax liability of $0 and $136,000 in 2003 and 2002	579,392	32,633,523	—

Total extraordinary items	579,392	41,584,952	—

Income (loss) before dividends	$(3,045,515)	$37,836,678	$(16,115,926)

Dividends on preferred stock		—	(322,142)

Net income (loss) available to common shareholders	$(3,045,515)	$37,836,678	$(16,438,068)

Earnings (loss) per share
Earnings (loss) per share
Basic and diluted loss per common share from continuing operations	$(0.67)	$(0.31)	$(1.01)
Basic and diluted loss per common share from discontinued operations	$(0.02)	$0.01	$—
Basic and diluted loss per common share before extraordinary items	$(0.69)	$(0.30)	$(1.01)
Basic and diluted income per common share from extraordinary items	$0.11	$3.37	$—
Basic and diluted net income (loss) per common share	$(0.58)	$3.07	$(1.01)
Weighted average number of common shares outstanding—basic and diluted	5,242,349	12,323,490	16,301,969

See accompanying notes to consolidated financial statements.

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock (Note 12)												Additional Paid-In Capital	Accumulated Deficit
	Series AA		Series B		Series C		Series D		Series E		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2000	4,000	$364,611	76,000	$3,065,190	400	$400,000	2,000	$1,187,334	1,200	$1,200,000	15,767,959	$157,679	$13,268,548	$(41,119,310)
Stock issued in satisfaction of payables	—	—	—	—	—	—	—	—	—	—	150,000	1,500	111,000	—
Stock issued for services rendered	—	—	—	—	75	75,000	—	—	—	—	—	—	—	—
Preferred stock dividends ($202,668 in common stock)	—	—	—	—	—	—	—	—	—	—	524,703	5,248	197,420	(322,142)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,115,926)

Balance at January 31, 2001	4,000	364,611	76,000	3,065,190	475	475,000	2,000	1,187,334	1,200	1,200,000	16,442,662	164,427	13,576,968	(57,557,378)
Stock cancelled upon effective date of plan of reorganization (Note 1)	(4,000)	(364,611)	(76,000)	(3,065,190)	(475)	(475,000)	(2,000)	(1,187,334)	(1,200)	(1,200,000)	(16,442,662)	(164,427)	6,106,562	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	37,836,678

Balance January 31, 2002	—	—	—	—	—	—	—	—	—	—	—	—	19,683,530	(19,720,700)
Shares issued under plan of reorganization (Notes 1 and 8)	—	—	—	—	—	—	—	—	—	—	6,136,422	61,364	1,472,741	—
Options exercised	—	—	—	—	—	—	—	—	—	—	121,429	1,214	—	—
Shares issued for services	—	—	—	—	—	—	—	—	—	—	42,000	420	10,078	—
Discount on senior subordinated convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	463,079	—
Beneficial conversion feature on warrants of senior subordinated convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	66,818	—
Warrants issued to senior subordinated convertible note holders	—	—	—	—	—	—	—	—	—	—	—	—	43,000	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,045,515)

Balance at December 31, 2003	—	$—	—	$—	—	$—	—	$—	—	$—	6,299,851	$62,998	$21,739,246	$(22,766,215)

See accompanying notes to consolidated financial statements.

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in cash and cash equivalents

	Years ended January 31,
	2003	2002	2001
Cash flows from operating activities:

Net income (loss) from continuing operations	$(2,939,265)	$37,750,772	$(16,038,086)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,482,960	3,761,062	10,372,346
Impairment of goodwill	117,608	—	—
(Gain) loss on sale of assets	29,060	(34,600)	3,969,510
Extraordinary item—troubled debt restructuring	—	(8,951,429)	—
Extraordinary item—discharged liabilities subject to compromise	(579,392)	(32,769,523)	—
Deferred tax liability	—	136,000	—
Issuance of stock for services and inventory	10,500	—	187,500
Amortization of discount on senior subordinated convertible notes payable	429,792	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	125,838	71,078	569,688
Other receivables	—	946,655	(946,655)
Notes receivable	—	—	9,078
Merchandise inventory	143,622	229,553	2,592,453
Prepaid expenses and other assets	(52,732)	(178,904)	571,113
Accounts payable, accrued expenses and other liabilities and liabilities subject to compromise	(149,857)	1,694,532	4,056,701
Deferred revenue	(3,390)	48,262	—

Net cash provided by (used in) operating activities	(385,256)	2,703,458	5,343,648

Cash flows from discontinued operations	2,336,394	598,501	860,363

Cash flows from investing activities
Purchases of videocassette rental inventory, net	(1,722,760)	(2,725,557)	(7,299,419)
Purchases of fixed assets	(95,446)	(360,518)	(162,391)
Receivable from sale of stores	(74,000)	—	—
Proceeds from sale of fixed assets	—	134,370	28,434
Proceeds from sale of fixed assets after bankruptcy filing	—	—	1,575,893

Net cash used in investing activities	(1,892,206)	(2,951,705)	(5,857,485)

Cash flows from financing activities
Increase (decrease) in bank overdraft	(20,953)	103,580	—
Repayment of pre-petition long-term debt	—	—	(6,531)
Proceeds from notes payable	455,475	—	—
Repayment of notes payable	(494,668)	—	—
Proceeds from borrowings (repayments) under pre-petition revolving credit facility, net	—	(1,500,000)	681,855
Proceeds from exercise of stock options	1,214	—	—

Net cash provided by (used in) financing activities	(58,932)	(1,396,420)	675,324

Net increase (decrease) in cash	—	(1,046,166)	1,021,850
Cash at beginning of year	—	1,046,166	24,316

Cash at end of year	$—	$—	$1,046,166

See accompanying notes to consolidated financial statements.

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years ended January 31,
	2003	2002	2001
Supplementary disclosures of cash flow information

Cash paid during the year:
Interest	$420,196	$12,500	$1,347,669
Income taxes	5,517	6,039	—
Reorganization items	—	1,047,000	104,000

Noncash investing and financing activities:
Cancellation of preferred stock	$—	$6,292,135	$—
Cancellation of common stock	—	13,741,395	—
Liability for shares issuable under plan of reorganization	—	1,750,000	—
Common stock issued in satisfaction of payables for services and inventory	10,078	—	112,500
Professional services financed through issuance of preferred stock	—	—	75,000
Preferred stock dividends	—	—	322,142
Discharge of liabilities subject to compromise	579,392	34,169,523	—
Troubled debt restructuring	—	8,951,429	—
Value of warrants and beneficial conversion feature related to issuance of Senior Subordinated Convertible Notes Payable	529,897	—	—
Accrued expenses relieved in exchange for $483,083 in Senior Subordinated Convertible Notes Payable	483,083	—	—
Par value of common stock issued according to the Plan of Reorganization	61,364	—	—
Par value of common stock issued for services	420	—	—
Excess of par value of common stock issued according to the Plan of Reorganization	1,472,741	—	—

See accompanying notes to consolidated financial statements

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Video City, Inc. (the “Company”), a Delaware Corporation, was formed on January 27, 1984. The Company owns and operates retail specialty stores located throughout the United States that rent and sell videocassettes, digital video discs (“DVD”), and video games.

The Company’s predecessor, Lee Video City, Inc. (“Lee Video City”), was formed as a California corporation in February 1990 for the purpose of developing a chain of retail video specialty stores. In January 1997, Lee Video City, Inc. merged with and into Prism Entertainment Corporation, a Delaware Corporation incorporated in January 1984 (“Prism”), pursuant to an Agreement and Plan of Reorganization and Merger, dated as of October 25, 1996 (the “Plan”), and the surviving corporation changed its name to “Video City, Inc.” As a result of the Company’s sale of its library of feature films and other film properties in 1998, the Company’s sole business is the ownership and operation of retail specialty stores.

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

Going Concern

At January 31, 2003 the Company has a stockholders’ deficit recurring losses and negative working capital. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. In May 2003, the Company sold two of its retail video stores to Movie Gallery to raise cash in order to satisfy the Company’s immediate need for liquidity. The Company has entered into a non-binding letter of intent to sell 12 of its retail video stores, which constitute all of its remaining stores, except for two stores located in Ventura, California, to Movie Gallery. Such sale would be subject to a number of contingencies including, without limitation, the negotiation and execution of a definitive agreement for such transaction, Movie Gallery’s satisfactory completion of financial and real estate due diligence, successful assignment of store leases to be assumed by Movie Gallery, the approval of the Company’s shareholders, and the Company’s satisfaction of any other approvals and regulatory requirements. There can be no assurances that such a transaction with Movie Gallery will be completed. The Company may also sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

The Company is currently exploring all possibilities regarding future plans for its business and continued existence in the event of the sale of substantially all of its assets. The Company is uncertain whether its business will continue to be in the retail video industry or in any specific industry related to the retail video industry. In any case, the Company plans to reduce its work force and expenses to a minimum level in the event of such sale.

During the months of November and December of 2002, the Company closed four unprofitable retail stores located in Bakersfield, California. The Company closed an additional unprofitable store in June 2003. The costs related to the closing during the last fiscal year are shown under store closure costs in the statements of operations. The Company had 17 stores remaining in the State of California as of the fiscal year ended January 31, 2003.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

On August 29, 2001, the effective date of the Plan, liabilities subject to compromise totaling $34,169,523 were discharged. All of the preferred and common stock of the Company was deemed canceled. The Company recorded an extraordinary gain of $32,769,523, net of $1,400,000 fair value of 5,600,000 share of common stock to be issued to creditors, to discharge liabilities subject to compromise. At January 31, 2003 and 2002, the balance sheet reflects liabilities in the amount of $215,894 and $1,750,000 for 863,578 and 7,000,000 shares of common stock issuable to prior equity holders and creditors under the Plan of Reorganization. The estimated fair value of the common stock was $0.25 determined by the board of directors based on pre-petition trading prices converted at the ratio of common stock issued to the existing common shareholders in the plan of reorganization.

Bankruptcy

On July 30, 2001, the Bankruptcy Court entered an Order confirming Video City’s First Amended Chapter 11 Plan of Reorganization (the “Plan”). The Plan became effective on August 29, 2001. The proceedings began on August 17, 2000, when Fleet Retail Finance (“Fleet”) purported to accelerate the outstanding indebtedness under the Company’s secured credit facility. On August 24, 2000 as a result of the Fleet action, the Company and its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company and Fleet Retail Finance entered into an agreement (“the Fleet Compromise”), which was approved by the Court on March 28, 2001. The salient terms of the agreement granted Fleet Retail Finance an allowed claim in the amount of $10,000,000. In full satisfaction of the claim, the Company agreed to make two payments consisting of $1,500,000. The first payment of $1,000,000 was paid on March 28,2001 and the second payment of $500,000 was made on June 29, 2001 resulting in the full satisfaction of the Allowed Fleet Claim. As a result, the Company has recorded an extraordinary gain from troubled debt restructuring during the year ended January 31, 2002. In addition, both parties jointly dismissed the State Court Action with prejudice and Fleet Retail Finance and the Company simultaneously executed a mutual release of any and all claims against the directors, officers, employees, and other representatives of each company. Pursuant to the Plan, the existing common shareholders of Video City were to receive 700,000 shares of common stock of Reorganized Video City in cancellation of all shares of common stock outstanding prior to such distribution, for pro rata distribution; 700,000 shares of common stock were to be issued in cancellation of all shares of preferred stock outstanding prior to such distribution to preferred shareholders; and 5,600,000 shares of common stock were to be issued to Video City’s creditors. The Company anticipated that all liabilities subject to compromise would receive shares of common stock of Video City in full satisfaction of their claims based on the Plan of Reorganization. As part of the plan certain class 4A creditors had the option to receive 20% of their claim in cash if their claim was under $1,000 or if they choose to reduce their claim to that amount.

The total amount for all class 4A creditors who opted for the cash payout was less than $22,000. In addition, certain tax obligations of approximately $1.3 million are to be paid in cash over five years from the date of assessment, of which approximately $572,000 have been reclassified out of liabilities subject to compromise. The remaining balance is still in dispute.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company was required to issue 7,000,000 shares of new common stock of reorganized Video City (Note 8). Since the holders of existing voting shares immediately before the confirmation also included creditors, and as a result, received more than 50% of the voting shares of the emerging entity, the Company did not adopt fresh-start reporting upon its emergence from Chapter 11. Liabilities compromised by the confirmed plan were stated at the present value of the amounts to be paid, and the forgiveness of debt has been reported as an extraordinary item.

On August 29, 2001, the effective date of the Plan, liabilities subject to compromise totaling $34,169,523 were discharged and all of the preferred and common stock of the Company was deemed canceled. Also on the effective date, the Company recorded an extraordinary gain of $32,633,523, net of $1,400,000 fair value of 5,600,000 shares of common stock to be issued to creditors, to discharge liabilities subject to compromise. Additional extraordinary gain of $579,392 was recorded in fiscal 2003 resulting from additional discharge of liabilities. The fair value of the common shares to be issued to creditors, and the value ascribed to 1,400,000 common shares to be issued to prior equity holders of $350,000, together totaling $1,750,000 was reflected as a liability at January 31, 2002. The estimated fair value of the common stock was $0.25 determined by the board of directors based on pre-petition trading prices converted at the ratio of common stock issued to the existing common shareholders in the plan of reorganization. Of the common shares issuable, 6,136,422 shares were issued in fiscal 2003, and the remaining 863,578 shares were issued in fiscal 2004.

Effective May 7, 2003, a hearing was held before the United States Bankruptcy Court in which an order was granted to approve the Company’s motion for a final decree and the closing of the Chapter 11 bankruptcy case.

Financial Reporting for Bankruptcy Proceedings

The American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Customer Receivables

Customer receivables primarily consist of extended rental fees, net of allowances for doubtful amounts.

Merchandise Inventories

Merchandise inventories consist primarily of prerecorded videocassettes, DVDs, video games, concessions, and accessories held for resale and are stated at the lower of cost or market. Merchandise inventory cost of sales are determined on a first-in, first-out basis.

Rental Library

The Company has adopted an accelerated method of amortizing its videocassette, DVD and game rental library.

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

Rental amortization expense approximated $1.97 million, $3.02 million and $4.79 million for the years ended January 31, 2003, 2002 and 2001.

As videocassettes, DVD’s and games are sold or retired, the applicable cost and accumulated amortization are eliminated from the accounts, and any gain or loss is recorded.

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company evaluates annually, and whenever facts and circumstances indicate, that the cost of an asset may be impaired. An evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a writedown to fair value is required.

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on February 1, 2002. In accordance with the requirements of SFAS 142, during the year ended January 31, 2003, the Company:

•	Evaluated the balance of goodwill and other intangible assets recorded on the consolidated balance sheet as of February 1, 2002. No reclassifications were required to be made in order to conform to the new criteria for recognition.

•	Determined that there were no intangible assets (other than goodwill) with indefinite useful lives.

•	Determined that the Company only has one reporting unit that is Video City, Inc. to be used to test for goodwill impairment in accordance with SFAS 142.

•	As required by SFAS 142, the Company determined the fair value of the reporting unit and compared it to the carrying value of goodwill effective February 1, 2002. No impairment of the carrying value of goodwill has been recorded upon adoption of SFAS 142.

As required under SFAS No. 142, with effect from February 1, 2002, the Company suspended the amortization of goodwill. The following table represents reconciliation of net income (loss) and per share data that would have been reported had the new rules been in effect during the year ended January 31, 2003 and 2002:

	Year Ended January 31, 2003	Year Ended January 31, 2002
Reported net income (loss)	$(3,045,515)	$37,836,678
Add back goodwill amortization, net of tax	—	125,352

Adjusted net income (loss)	$(3,045,515)	$37,962,030

Basic and diluted net income (loss) per common share
Reported net income (loss)	$(0.58)	$3.07
Goodwill amortization, net of tax	—	0.01

Adjusted net income (loss)	$(0.58)	$(0.58

In accordance with FAS 142, the goodwill has been re-evaluated based on the sale of the 19 stores (Note 2) as of October 31, 2002. The Company recorded an impairment of goodwill of $778,932, of which $661,324 related to discontinued operations, and $117,608 related to continuing operations during the year-end January 31, 2003.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue is recognized at the time of rental or sale, or as extended rental fees accrue, net of allowances for doubtful amounts, based on historical experience.

Store Opening Costs

Store opening costs, which consist primarily of payroll, advertising and supplies, are expensed as incurred.

Store Closures

Reserves for store closures are established by calculating the remaining lease obligation adjusted for estimated subtenant agreements or lease buyouts, if any, and are expensed along with any leasehold improvements, and unamortized goodwill. Store furniture and equipment and rental inventory are either transferred at historical cost to another location or written down to their net realizable value.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $36,432, $20,666 and $210,258 for the years ended January 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

Accounting for Stock Options

The Company’s stock-based employee compensation plans are described in Note 9. The Company has adopted the intrinsic value method of accounting for employee stock options under the principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and discloses the pro forma effect on net income (loss) and income (loss) per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	2003	2002	2001
Net income (loss): as reported	$(3,045,515)	$37,836,678	$(16,115,926)
Add: total stock based employee compensation expense determined under fair value method for all awards	(85,267)	(45,291)	—

Pro forma net income (loss)	$(3,130,782)	$37,791,387	$(16,115,926)

Income (loss) per share—basic and diluted:
As reported	$(0.58)	$3.07	$(1.01)
Pro forma	$(0.60)	$3.07	$(1.01)

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during, 2003 and 2002 was estimated to be $0.25 and $0.24, respectively.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2002 risk free interest rates of 4.5%, expected lives of 1 to 5 years; volatility of 50% and no assumed dividends. There were no options granted in 2003.

Income Taxes

The Company records income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) per Share

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings. 11,579,148 common stock options and warrants were not included in the computations of diluted earnings per share for the year ended January 31, 2002 because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share. 1,250,000 common stock options and 2,339,592 warrants to purchase common stock were not included in the computations of diluted earnings per share for the year ended January 31, 2003 because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.

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

Fair Value of Financial Instruments

In accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, the Company has disclosed the fair value, related carrying value and method for determining the fair value of its financial instruments. (See Note 11.)

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company has previously reported in its’ consolidated financial statements, extraordinary income that arose as a result of the bankruptcy and the approval of the Plan of Reorganization. Consequently, the Company is considering the reclassification of this extraordinary income in accordance with SFAS 145 in the Company’s consolidated financial statements.

In June 2002, FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). “ The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended January 31, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended April 30, 2003.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet.

In January 2003, FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company’s financial position and result of operations.

NOTE 2—DIVESTITURE OF STORES

On November 6, 2002, the Company completed the disposition of 19 of its 40 retail video stores (the “19 Stores”) to M.G. Midwest, Inc., a Delaware corporation (“Movie Gallery”). The 19 Stores represented all stores owned by the Company outside of California and included certain assets and liabilities related to the 19 Stores. The disposition was effected pursuant to an Asset Purchase Agreement between the Company and Movie Gallery, dated October 24, 2002. The 19 Stores represented approximately 48% of the Company’s total assets and generated approximately 46% of the Company’s total revenues.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—DIVESTITURE OF STORES (Continued)

The aggregate cash purchase price for the 19 Stores was $2,080,500, which was determined as a result of arms-length negotiations between the Company and Movie Gallery. Of the $2,080,500 purchase price, Movie Gallery paid the Company $2,030,500 at the closing of the transaction on November 6, 2002. The remaining $50,000 is payable by September 10, 2003, and is contingent upon the level of gross revenues attained by one of the 19 Stores located in Nampa, Idaho. The consolidated statements of operations have been restated to reflect the 19 stores sold as a discontinued operation.

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

Subsequent to the year end, the Company entered into a non-binding letter of intent to sell twelve of its retail video stores (Note 13).

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	January 31,
	2003	2002
Furniture and fixtures	$981,293	$905,806
Equipment	186,246	768,256
Leasehold improvements	707,607	733,510

Total property and equipment	1,875,146	2,407,572
Accumulated depreciation and amortization	(1,380,257)	(1,482,305)

Total property and equipment, net	$494,889	$925,267

Depreciation and amortization expense was $496,763, $597,805 and $1,610,478 for the years ended January 31, 2003, 2002 and 2001, respectively.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—SENIOR SUBORDINATED CONVERTIBLE NOTES PAYABLE

On May 10, 2002 the Company initiated a Private Placement Offering to accredited investors. The Offering was to purchase Series A Units with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note Due November 1, 2003 and a Series A Warrant to purchase 20,000 shares of common stock. The Company is offering a minimum of 50 units and a maximum of 100 units. The warrants expire on November 1, 2003. The Units, Notes, Warrants and underlying Common Stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or with any securities regulatory authority of any jurisdiction. As of July 31, 2002 the Company had closed the first round with 74 units sold. The aggregate principal amount of the Convertible Notes was $742,420 at an interest rate of 10% per annum. Principal on these Notes shall be payable in one installment plus accrued but unpaid interest on November 1, 2003. Interest shall be payable semi-annually in arrears on the first day of November and May of each year, commencing November 1, 2002. The Notes shall be convertible at the election of the payee to common stock of the Company at a conversion price of $1.00 per share. The market price of the stock and the relative fair value of the notes in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $66,818, and was recorded as a note discount that is being amortized over the life of the notes.

The Company sold an additional 14 Series A Units for an aggregate amount of $140,000 and issued one-year warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share during the quarter ended October 31, 2002.

The Company issued an additional 9 Series A Units in settlement of payables of $93,500 and issued one year warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share during the quarter ended January 31, 2003.

In connection with issuance of the Notes, the Company issued one-year warrants to purchase 1,951,840 shares of the Company’s common stock at an exercise price of $0.01 per share. The Company recorded the fair value of the warrants issued of $463,079 using the Black-Scholes model, as a note discount, and is being amortized over the life of the notes as interest expense.

On November 6, 2002, in conjunction with the sale of the nineteen stores to Movie Gallery (Note 2) the Company presented to holders of Series A units in the Private Placement an option to be paid in full on the balance of their Series A Units including interest due or to roll up to 65% of their investment back into the Private Placement. In consideration the Company offered each Series A Holder an additional warrant for each dollar rolled over in the Private Placement. The conditions and terms would remain the same as the initial terms of the Private Placement Offering. The total balance remaining in the Private Placement after the completion of the rollover was $387,752. The Company recorded an expense of $43,000 relating to the value of $187,000 additional warrants granted.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INCOME TAXES

As of January 31, 2003, net operating loss carryforwards generated by the Company of approximately $7,920,000 and $169,000 for Federal and California income tax purposes are available to offset future taxable income through 2022. The Company’s ability to utilize net operating loss carryforwards is dependent upon its ability to generate taxable income in future periods. The Company believes that a portion of the Federal net operating losses may be limited due to ownership changes as a result of the plan of reorganization (Note 1). The ownership changes are as defined under Section 382 of the Internal Revenue Code of 1986. Unused annual limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

The income tax provision (benefit) is comprised of the following current and deferred amounts:

	Years Ended January 31,
	2003	2002	2001
Current
Federal	$—	$—	$—
State	5,517	6,039	—

	5,517	6,039	—

Deferred
Federal	—	—	—
State	—	136,000	—

	—	136,000	—

	$5,517	$142,039	$—

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary difference, and (iii) future taxable income generated by future operations. At January 31, 2003 and 2002, due to the losses incurred during fiscal 2003 and 2002, and the Company’s short-term divestiture strategy, management cannot determine it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. Accordingly, a full valuation allowance has been established against the deferred tax asset at January 31, 2003 and 2002.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INCOME TAXES (Continued)

The assets acquired from the Videoland merger were recorded at fair market value for financial statement purposes. The difference between that value and the tax basis of the assets resulted in a net deferred tax liability of approximately $1,732,708 as of January 31, 1999. In April 1999, the Company sold 49 of its 76 stores acquired from Videoland. The remaining deferred tax asset equaled $89,000 as of January 31, 2002. In connection with the acquisition of Video Galaxy, a net deferred tax liability of $194,713 was recorded. In accordance with Internal Revenue Code Section 108, the Federal and California net operating loss carryovers were reduced by the amount of the discharge of indebtedness income totaling $42,300,344 and $24,609,902, respectively. In addition, the tax bases for California tax purposes were written down for fixed assets and the rental library in the amount of $1,062,000 and $2,261,000, respectively. The following table presents the primary components of the Company’s net long-term deferred tax asset and net long-term deferred tax liabilities:

	January 31,
	2003	2002
Components of long-term deferred tax assets:
Federal and State NOL carryforward	$2,799,000	$2,347,000
Videoland fixed asset basis difference	89,000	89,000
Fixed assets due to difference in depreciation and amortization	189,000	189,000
Other	52,000	52,000

Total gross deferred tax asset	3,129,000	2,677,000
Valuation allowance	(3,129,000)	(2,677,000)

Total deferred tax asset, net of valuation allowance	—	—

Components of long-term deferred tax liability:
Fixed assets due to difference in depreciation and amortization	(43,000)	(43,000)
Rental library due to writedown in connection with discharge of indebtedness income	(93,000)	(93,000)

Net long-term deferred tax liability	$(136,000)	$(136,000)

The total income tax provision differs from the amount computed by applying the statutory Federal income tax rate for the following reasons:

	Year Ended January 31,
	2003	2002	2001
	% of Pretax Income	% of Pretax Income	% of Pretax Income
Income tax at Federal statutory rate	(34.0)%	34.0%	(34.0)%
State taxes, net of Federal tax benefit	0.2%	0.4%	—%
Valuation allowance	14.9%	—%	29.9%
Deferred tax asset writedown due to discharge of indebtedness income, net of valuation allowance change	—%	3.5%	—%
Non taxable income from discharge of indebtedness	19.1%	(37.6)%	—%
Other	—%	0.1%	(4.1)%

Total	0.2%	0.4%	—%

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—RESTRUCTURING

Restructuring Expense

The Company incurred $1.6 million in restructuring costs during the period ending October 31, 2000, consisting of severance obligations to employees of approximately $950,000, lease liability for the former executive offices in Torrance, California of approximately $100,000, moving expenses of the corporate office of approximately $80,000, and a non-cash write down of the related leasehold improvements of approximately $430,000. These costs are related to the Company’s effort to improve the performance of its operations and streamline its corporate expenses. In fiscal 2001, the Company paid approximately $700,000 in cash for the restructuring expenses. The remaining restructuring accrual of $430,000 was discharged as a result of the Company’s bankruptcy.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its facilities under noncancelable operating leases expiring at various dates through 2011. Rent expense under operating leases was approximately $2,687,286, $3,227,913 and $5,032,859 for the years ended January 31, 2003, 2002 and 2001, respectively.

The future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year as of January 31, 2003 are as follows:

Years ending January 31,	Operating Leases
2004	$1,293,000
2005	1,115,000
2006	816,000
2007	601,000
2008	323,000
Thereafter	522,000

Total	$4,670,000

Of the total commitments $287,000 has been included in accrued expenses at January 31, 2003 and relate to leases abandoned during 2003.

Guarantees and Indemnifications—The Company’s Certificate of Incorporation provides that the Company “shall be empowered to indemnity” to the full extent of its power to do so, all directors and officers, pursuant to the applicable provisions of the Delaware General Corporation Law. The Company will indemnify its officers and directors to the full extent permitted under Section 145 of the Delaware General Corporation Law.

Vendor Supply Agreement—In July 2001 the Company entered into an agreement with Video Products Distributors (“VPD”) under which VPD agreed to become the exclusive video distributor for all of Video City’s home entertainment retail chain. VPD will provide all videocassettes, DVDs and accessories for rental and sale with the exception of Warner Brothers Home Video product in all locations. As part of this agreement, Video City is receiving a credit line and 60 day terms for payment to VPD. On October 31, 2001 the Company granted 100,000 options to the supplier in order to obtain a larger line of trade credit. During fiscal 2003 and 2002, the Company purchased approximately $2.8 million and $2.5 million of product from this supplier, respectively.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—COMMITMENTS AND CONTINGENCIES (Continued)

Other Agreements—In June of 2001, the Company entered into a purchase money security agreement directly with Warner Brothers Home Video. The agreement provides the company with a credit line and 60 day terms for repayment. The Company purchases all Warner Brothers product directly from Warner Brothers Home Video, which is then distributed to all Video City’s home entertainment retail chain through a third party distributor.

Employment Agreements—Effective September 1, 2001, the Company entered into an employment agreement with each of the Chief Executive Officer and the Chief Financial Officer. The agreements are for a term of 3 years each and provide for an annual salary, a minimum annual increase, an annual bonus, certain fringe benefits and granted each of the officers options to purchase up to 250,000 shares of the Company common stock, each.

Litigation—The Company is involved in various legal and administrative proceedings in its normal course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 8—STOCKHOLDERS’ EQUITY (DEFICIT)

Video City’s authorized capital consists of 30,000,000 shares of common stock, $.01 par value per share. The Company only has one class of stock available for issuance. At January 31, 2003, the balance sheet reflects a liability in the amount of $215,894 for 863,578 shares of common stock issuable under the Plan of Reorganization. The estimated fair value of the common stock was $0.25 determined by the board of directors based on pre-petition trading prices converted at the ratio of common stock issued to the existing common shareholders in the plan of reorganization. The remaining shares were issued in June 2003 (see Note 1).

Common Stock

The Company’s common stockholders are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders and are entitled to receive ratably any dividends declared by its board of directors out of legally available funds. Upon liquidation, dissolution or winding up, its common stockholders are entitled to share ratably in all assets that are legally available for distribution, after payment of or provision for all debts and liabilities.

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Options Issued

In July 2001, the Company granted 121,429 options, exercisable for 5 years, to various attorneys. The options have an exercise price of $0.01 per share and vested immediately. The options were exercised during the year ended January 31, 2003.

In September 2001, the Company granted 250,000 options exercisable for 5 years, to each of the Chief Executive Officer and Chief Financial Officer pursuant to the terms of their employment agreements. The options have an exercise price of $0.25 per share and vested 50% on September 1, 2001, and 50% on September 1, 2002.

In October 2001, the Company granted a total of 375,000 options, exercisable for 5 years, to the remaining four directors. The options have an exercise price of $0.25 per share and vested on the grant date.

In October 2001, the Company granted 100,000 options, exercisable for 5 years, to VPD, a major supplier of the Company. The options have an exercise price of $0.25 per share and vest immediately.

In January 2002, the Company granted a total of 838,000 options, exercisable for 5 years, to various employees. The options have an exercise price of $0.25 per share and vest over two years.

Information relating to stock options at January 31, 2003, summarized by exercise price is presented in the following table:

Outstanding				Exercisable
Exercise Price Per Share	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25	1,813,000	3.7 years	$ 0.25	250,000	$ 0.25

NOTE 9—MANAGEMENT FEE INCOME

On March 3, 2000, Video City and West Coast Entertainment Corporation (“West Coast”) entered into a Management Agreement, pursuant to which Video City would manage and operate West Coast’s business until the closing of the proposed merger between Video City and West Coast.

The merger agreement and management agreement was terminated on February 13, 2001 due to the sale of substantially all West Coast Entertainment’s remaining 56 stores and various other assets.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—EARNINGS PER SHARE

The following table summarizes the calculation of the Company’s basic and diluted earnings per share for 2003:

	Year Ended January 31, 2003
	Income (Loss)	Shares	Per Share Amount
Basic and diluted EPS
Net loss from continuing operations	$(3,513,140)	5,242,349	$(0.67)
Net loss from discontinued operations	(106,250)	5,242,349	$(0.02)
Net loss before extraordinary items	(3,624,907)	5,242,349	$(0.69)
Income from extraordinary item	579,392	5,242,349	$0.11
Loss attributable to common stockholders	(3,045,515)	5,242,349	$(0.58)

In fiscal 2003, 2002 and 2001, all outstanding common stock options, warrants and preferred stock were not included in the computation of diluted earnings per share because the effect of the exercise and/or conversion would have an antidilutive effect on earning per share.

NOTE 11—FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Long-term debt: Estimated based upon current market borrowing rates for loans with similar terms and maturities.

The estimated fair values of the Company’s financial instruments are as follows:

	January 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Senior subordinated convertible notes payable	$300,785	$300,785	$—	$—

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—QUARTERLY RESULTS (Unaudited)

Quarterly results for the years ended January 31, 2003 and 2002 are reflected below:

	Fourth	Third	Second	First
2003
Revenue	$2,301,913	$1,954,116	$2,217,412	$2,238,130
Operating loss	$(778,476)	$(1,154,473)	$(561,863)	$(483,826)
Net loss before extraordinary items	$(1,240,529)	$(1,462,140)	$(515,210)	$(407,028)
Net income (loss)	$(1,197,148)	$(1,462,140)	$20,801	$(407,028)
Extraordinary items	$43,381	$—	$536,011	$—
Basic and diluted earnings (loss) per share before extraordinary items	$(0.20)	$(0.24)	$(0.10)	$(0.12)
Basic and diluted earnings (loss) per share from extraordinary item	$0.01	$—	$0.11	$—
Basic and diluted earnings (loss) per share	$(0.19)	$(0.24)	$0.00	$(0.12)

2002
Revenue	$2,558,647	$2,263,937	$2,550,306	$2,719,709
Operating loss	$(651,033)	$(1,213,168)	$(927,573)	$(624,556)
Net loss before extraordinary items	$(777,377)	$(1,117,584)	$(1,090,377)	$(762,936)
Net income (loss)	$(913,377)	$31,651,939	$7,861,052	$(762,936)
Extraordinary items	$(136,000)	$32,769,523	$8,951,429	$—
Basic and diluted earnings (loss) per share before extraordinary items	$(0.45)	$(0.07)	$(0.07)	$(0.05)
Basic and diluted earnings (loss) per share from extraordinary item	$(0.08)	$1.99	$0.54	$—
Basic and diluted earnings (loss) per share	$(0.53)	$1.92	$0.48	$(0.05)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

NOTE 13—SUBSEQUENT EVENTS

In May 2003, the Company sold two of its retail video stores to Movie Gallery to raise cash in order to satisfy the Company’s immediate need for liquidity. The Company has entered into a non-binding letter of intent to sell 12 of its retail video stores, which constitute all of its remaining stores, except for two stores located in Ventura, California, to Movie Gallery. Such sale would be subject to a number of contingencies including, without limitation, the negotiation and execution of a definitive agreement for such transaction, Movie Gallery’s satisfactory completion of financial and real estate due diligence, successful assignment of store leases to be assumed by Movie Gallery, the approval of the Company’s shareholders, and the Company’s satisfaction of any other approvals and regulatory requirements. There can be no assurances that such a transaction with Movie Gallery will be completed. The Company may also sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

The Company issued the remaining 863,573 shares of common stock issuable under the Plan of reorganization in June 2003.