Form 10QSB
period 2003-04-30
VIDEO CITY INC
filed 2003-06-23
CIK 773135

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 0-14023

VIDEO CITY, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	95-3897052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4800 Easton Drive, Suite 108, Bakersfield, California	93309
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (661) 634-9171

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes           No  X

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

The number of shares of Common Stock outstanding as of June 19, 2003 was 10,102,720

Transitional Small Business Disclosure Format (Circle One):   Yes           No  X

Ta ble of Contents

10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO CITY, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2003	January 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Customer receivables	$70,328	$96,413
Merchandise inventory.	147,521	175,135
Receivable from sale of stores	74,000	74,000
Other	107,563	110,920

Total current assets	399,412	456,468

Rental library, net	961,265	962,632
Property and equipment, net	405,425	494,889
Goodwill	1,008,429	1,008,429
Other assets	273,472	271,905

Total assets	$3,048,003	$3,194,323

See accompanying notes to consolidated financial statements

VIDEO CITY, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2003	January 31, 2003
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Bank overdraft	$46,382	$82,629
Accounts payable	1,514,904	1,519,521
Accrued Expenses	1,124,838	946,097
Note payable	40,072	44,872
Senior subordinated convertible notes payable (net of unamortized discount of $151,378)	514,874	300,785
Current portion of tax liability	185,386	170,917
Other liabilities	96,399	56,157

Total current liabilities	3,522,855	3,120,978
Shares issuable under plan of reorganization	215,894	215,894
Deferred tax liability	136,000	136,000
Tax liability less current portion	434,765	400,832

Total liabilities not subject to compromise	4,309,514	3,873,704

Liabilities subject to compromise
Accounts payable	182,907	284,590

Total Liabilities Subject to Compromise	182,907	284,590

Total Liabilities	4,491,611	4,158,294

STOCKHOLDERS’ DEFICIT :
Common stock, $.01 par value per share, 30,000,000 shares authorized; 6,299,798 shares issued and outstanding at April 30, 2003 and 6,299,798 shares issued and outstanding at January 31, 2003	62,998	62,998
Additional paid-in capital	21,770,156	21,739,246
Accumulated deficit	(23,276,762)	(22,766,215)

Total stockholders’ deficit	(1,443,608)	(963,971)

Total liabilities and stockholders’ deficit	$3,048,003	$3,194,323

See accompanying notes to consolidated financial statements

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 30, 2003	April 30, 2002
REVENUES:
Rental revenues and product sales	$1,844,436	$2,238,130

TOTAL REVENUES	1,844,436	2,238,130

OPERATING COSTS AND EXPENSES:
Store operating expenses	1,101,481	1,391,500
Amortization of rental library	394,602	482,273
Cost of product sales	205,407	251,691
Closed store expense	88,882	—
General and administrative expenses	464,058	596,492

TOTAL OPERATING COSTS AND EXPENSES	2,254,430	2,721,956
Loss from operations	(409,994)	(483,826)
Other (Income) expense
Interest expense, net	100,553	11,700

Net loss from continuing operations	$(510,547)	$(496,526)

Discontinued operations:
Loss (Gain) on discontinued operations	—	(88,498)
Net Income (loss)	(510,547)	(407,028)
Loss per common share data:
Basic and diluted loss per common share from continuing operations	$(0.08)	$(0.15)
Basic and diluted gain per common share from discontinued operations	—	$0.03
Basic and diluted loss per common share	(0.08)	$(0.12)
Weighted average number of common shares outstanding
Basic and Diluted	6,299,798	3,311,119

See accompanying notes to consolidated financial statements

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 30, 2003	April 30, 2002
Increase (Decrease) in cash Cash flows from operating activities:
Net Loss from continuing operations	$(510,547)	$(495,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	487,174	638,646
Amortization of discount on senior subordinated convertible notes payable	60,000	—
Changes in assets and liabilities, net of effects of acquisitions:
Customer receivables	26,085	28,517
Other receivables	—	(8,725)
Merchandise inventories	27,614	69,103
Other assets	623	38,650
Accounts payable and liabilities subject to compromise	160,275	(74,248)

Cash from discontinued operations	—	192,999
Net cash provided by operating activities	251,224	196,417

Cash flows from investing activities:
Purchases of videocassette rental library,	(393,235)	(549,847)
Purchases of fixed assets	1,942	(12,809)

Net cash (used in) investing activities	(395,177)	(562,656)

Cash flows from financing activities:
Increase in bank overdraft	(36,247)	169,040
Proceeds from repayment of notes payable	(4,800)	2,986
Proceeds from issuance of common stock	—	1,214
Proceeds from senior subordinated convertible notes payable	185,000	—

Net cash provided by (used in) financing activities	143,953	173,240

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See accompanying notes to consolidated financial statements

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 30, 2003	April 30, 2002
Supplementary disclosures of cash flow information Cash Paid For:
Interest	$7,355	$12,480
Non-cash investing and financing activities:
Value of warrants related to issuance of senior subordinated Convertible notes payable	$30,910	$—
Par Value of common stock issued according to the plan of Reorganization	$—	$49,698
Excess of value of common stock over par value of common stock Issued according to the plan of reorganization	$—	$1,192,745

See accompanying notes to consolidated financial statements.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Video City, Inc. (“the Company”) and all of its wholly owned subsidiaries. These subsidiaries include Old Republic Entertainment, Inc., Sulpizio One, Inc., Video Tyme, Inc., Videoland, Inc., and Video Galaxy, Inc. All material intercompany transactions have been eliminated. The financial statements include the operations of companies acquired from the dates of acquisition. The subsidiaries have been inactive since emerging from bankruptcy.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of April 30, 2003, the results of operations for the three months ended April 30, 2003 and 2002, and cash flows for the three months ended April 30, 2003 and 2002. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2003.

The accompanying consolidated balance sheets as of January 31, 2003 and April 30, 2003 segregates liabilities subject to compromise, which represents claims still in dispute, from liabilities not subject to compromise, such as liabilities arising subsequent to filing bankruptcy.

2. Earnings Per Share

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings. 1,813,000 common stock options and warrants were not included in the computations of diluted earnings per share for the three months ended April 30, 2002 because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share. 973,336 common stock options were not included in the computations of diluted earnings per share for the three months ended April 30, 2003 because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.

3. Accounting for Stock Options

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

	Three Months Ended April 30, 2003	Three Months Ended April 30, 2002
Net income (loss): as reported	$(510,547)	$(407,028)
Add: total stock based employee compensation expense determined under fair value method for all awards	(8,613)	(21,317)

Pro forma net income (loss)	$(519,160)	$(428,345)

Income (loss) per share—basic and diluted:
As reported	$(0.08)	$(0.12)
Pro forma	$(0.08)	$(0.13)

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during, 2003 and 2002 was estimated to be $0.25 and $0.24, respectively.

The fair value of each option grant during the three months ended April 30, 2002 was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2002 risk free interest rates of 4.5%, expected lives of 1 to 5 years; volatility of 50% and no assumed dividends. There were no options granted in the three months ended April 30, 2003.

4. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

5. Litigation

The Company is involved in various legal and administrative proceedings in its normal course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Senior Subordinated Convertible Notes Payable

The Company issued an additional 18 Series A Units for cash proceeds of $185,000 and issued one year warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share during the quarter ended April 30, 2003.

In connection with issuance of the Notes, the Company issued one-year warrants to purchase 370,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The Company recorded the fair value of the warrants issued of $30,910 using the Black-Scholes model, as a note discount, and is being amortized over the life of the notes as interest expense.

7. Discontinued Operations

On October 24, 2002 the Board of Directors approved the disposition of 19 retail video stores (the “19 Stores”) to M.G. Midwest, Inc., a Delaware corporation (“Movie Gallery”). The 19 Stores represented all stores owned by the Company outside of California and includes certain assets and liabilities related to the 19 Stores. The disposition was effected pursuant to an Asset Purchase Agreement between the Company and Movie Gallery, dated October 24, 2002. The 19 Stores represented approximately 38% of the Company’s total assets as of November 2002.

The aggregate cash purchase price for the 19 Stores was $2,080,500, which was determined as a result of arms-length negotiations between the Company and Movie Gallery. Of the $2,080,500 purchase price, Movie Gallery paid the Company $2,030,500 at the closing of the transaction on November 6, 2002 and $40,000 on June 17, 2003. The balance of $10,000 will not be paid based on the uncertainties whether one of the 79 sold stores will achieve certain levels of gross revenue for the six months ending August 31, 2003.

The sale of the stores has been accounted for as “Discontinued Operations” and the assets related to the sale of the stores have been reported as “Assets Held for Sale” at October 31, 2002, in accordance with Statement of Financial Accounting Standards No. 144.

The statements of operations have been restated to show the net effect of the discontinuance of the 19 stores sold.

Three Months Ended April 30,
2002
REVENUES:
Rental revenues and product sales	$1,693,948
TOTAL REVENUES	1,693,948
OPERATING COSTS AND EXPENSES:
Store operating expenses	999,429
Amortization of rental library	453,566
Cost of product sales	152,455
Cost of leased product	—
TOTAL OPERATING COSTS AND EXPENSES	1,605,450

Loss (Gain) on discontinued operations	$(88,498)

No general corporate overhead and interest expense has been allocated to these 19 stores.

8. Subsequent Events

The Company has entered into a definitive agreement to sell 12 of its retail video stores, which constitute all of its remaining stores, except for two stores located in Ventura, California, to Movie Gallery. Such sale would be subject to a number of contingencies including, without limitation, the satisfactory completion of financial and real estate due diligence, successful assignment of store leases to be assumed by Movie Gallery, the approval of the Company’s shareholders, and the Company’s satisfaction of any other approvals and regulatory requirements. There can be no assurances that such a transaction with Movie Gallery will be completed. The Company closed an additional unprofitable store in June 2003. The Company may also sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This quarterly report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company’s plans, activities, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the Company’s liquidity and financial condition; the Company’s liabilities and potential contingent liabilities of the Company; the ability to complete certain anticipated transactions including the satisfaction of certain contingencies necessary for such completion; the ability to obtain assignments of store leases to be assumed by the acquirer; the approval of the sale by the Company’s shareholders; availability of financing and capital resources; the performance and operations of the Company’s retail video stores; the demand for video tapes, both rental and sales, which may be affected by seasonal factors, weather, and the level of home viewing; competition from other retailers; the Company’s ability to manage its operations and financial obligations; and other factors discussed herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Estimates and Critical Accounting Policies

Estimates and Critical Accounting Policies Estimates and judgments made by Management are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Actual results may be different from estimated amounts included in the financial statements. Management believes that the following critical accounting policies address the significant estimates required of Management when preparing the consolidated financial statements in accordance with GAAP:

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

flows on an undiscounted basis. In management’s opinion, no material impairment exists at April 30, 2003.

Results of Operations

Three months ended April 30, 2003 compared to the three months ended April 30, 2002.

The statements of operations have been restated to show the net effect of the discontinuance of the 19 stores sold in November 2002.

Revenues

Rental revenue and product sales for the three months ended April 30, 2003 totaled $1,844,000 compared to $2,238,000 for the three months ended April 30, 2002. Revenue decreased by $394,000 or 17.6% for the three months ended April 30, 2003 as compared to the three months ended April 30, 2002. The decrease in revenues was primarily attributable to the closure of 4 stores during the fourth quarter of fiscal 2003. The average revenue per store remained fairly consistent between the two periods. Revenues per store during the fiscal quarter ended 2003 were up slightly over the prior quarter ended April 30, 2002, primarily due to the winter Olympics being broadcast during the first quarter of 2002 and a less-than-optimal release schedule from the Hollywood studios.

Store Operating Expenses

Store operating expenses for the three months ended April 30, 2003 totaled $1,101,000 compared to $1,392,000 for the three months ended April 30, 2002. Store operating expenses decreased by $291,000 or 20.9% for the three months ended April 30, 2003 as compared to the corresponding period of the previous year. The decreased store expenses were primarily attributable to the closure of 4 stores during the fourth quarter of fiscal 2003. In addition, the remaining stores were more profitable at the store level due to lower lease and payroll expenses as a percentage of revenues. Store operating expenses as a percentage of rental revenues and product sales were 59% for the three months ended April 30, 2003 compared to 62% for the corresponding period of 2002.

Amortization of Rental Library

Amortization of rental inventory for the three months ended April 30, 2003 totaled $395,000 compared to $482,000 for the three months ended April 30, 2002. Amortization expense decreased by $87,000 or 18.0% for the three months ended April 30, 2003 as compared to the corresponding period of the previous year. The decreased amortization expense was primarily attributable to the closure of 4 stores during the fourth quarter of fiscal 2003. Amortization of rental inventory as a percentage of rental revenue and product sales were 21.4% for the three months ended April 30, 2003 compared to 21.5% for the corresponding period of 2002. The amortization expense remained relatively consistent between the two periods.

Cost of Product Sales

Cost of product sales for the three months ended April 30, 2003 totaled $205,000, compared to $ 252,000 for the three months ended April 30, 2002. Cost of product sales decreased by $47,000 or 18.7% for the three months ended April 30, 2003 as compared to the corresponding period of the previous year. The decrease in cost of product sales was primarily attributable to the sale and closure of 4 stores during the fourth quarter of fiscal 2003. The cost of product sales remained fairly consistent as a percentage of revenues due to the Company’s margins on previously viewed tapes sales and sell-through have remained at the same levels, from this fiscal year to last fiscal year. Cost of product sales as a percentage of rental revenues and product sales, was 11% for the three months ended April 30, 2003, compared to 11% for the corresponding period of 2002.

Closed Store Expense

Close store expense for the three months ended April 30, 2003 was $89,000 and represents the estimated lease liability expense for the four stores closed during the fourth quarter of 2003. There was no closed store expense for the prior period ended April 30, 2002.

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2003 totaled $464,000 compared to $597,000 for the three months ended April 30, 2002. General and administrative expenses decreased by $133,000 or 22.3% for the three months ended April 30, 2003 as compared to the corresponding period of the previous year. The decrease in general and administrative expenses was primarily attributable to the company’s reduction in employee salaries, travel and entertainment expenses, insurance and professional fees. General and Administrative expenses as a percentage of rental revenues and product sales, was 25% for the three months ended April 30, 2003 compared to 27% for the corresponding period of 2002.

Interest Expense

The Company incurred net interest expense of $100,553 for the three months ended April 30, 2003 compared to $11,700 for the three months ended April 30, 2002. The increase in interest expense is primarily related to the interest expense related to the Private Placement Offering, which records the amortization of the discount related to the attached warrants and normal interest expense charged on the promissory notes. In addition, the Company is paying 8% interest on the priority sales taxes that are currently being paid over a five year period as per the Bankruptcy Plan of Reorganization.

Discontinued Operations

The Company recorded a gain on discontinued operations of $88,498 which represents the operations of the 19 Stores owned by the Company outside of California, which were sold to Movie Gallery on November 6, 2002. The 19 stores are being recorded as discontinued operations for the quarter ended April 30, 2002.

Liquidity and Capital Resources

At April 30, 2003 the Company had stockholders’ deficit, recurring losses and negative working capital. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. In May 2003, the Company sold two of its retail video stores to Movie Gallery to raise cash in order to satisfy the Company’s immediate need for liquidity. The Company has entered into a definitive agreement to sell 12 of its retail video stores, which constitute all of its remaining stores, except for two stores located in Ventura, California, to Movie Gallery. Such sale would be subject to a number of contingencies including, without limitation, the satisfactory completion of financial and real estate due diligence, successful assignment of store leases to be assumed by Movie Gallery, the approval of the Company’s shareholders, and the Company’s satisfaction of any other approvals and regulatory requirements. There can be no assurances that such a transaction with Movie Gallery will be completed. The Company may also sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

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

During the months of November and December of 2002, the Company closed four unprofitable retail stores located in Bakersfield, California. The Company closed an additional unprofitable store in June 2003. The costs related to the closing during the last fiscal year are shown under store closure costs in the statements of operations. The Company had 17 stores remaining in the State of California as of April 30, 2003.

The Company funds its short-term working capital needs, including the purchase of videocassettes, DVD’s and other inventory, primarily through cash from operations. The Company expects that cash from operations will be insufficient to fund future videocassette, DVD and other inventory purchases and other working capital needs for its existing stores. The Company raised $185,000 in additional funds through the Private Placement offerings to help improve its working capital needs. The Company sold two of its stores located in San Francisco and Salinas California on May 14, 2003, for a total price of $900,000 to Movie Gallery. The proceeds from the two stores were used to pay down a portion of the senior debt and the balance was used for working capital. As of the closing on May 14, 2003, there is a balance of $350,000 that is being held back until satisfactory completion of a lease assignment to Movie Gallery.

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

On May 10, 2002 the Company initiated a Private Placement Offering to accredited investors. The Private Placement Offering was to purchase Series A Units with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note due November 1, 2003 and a Series A Warrant to purchase 20,000 shares of common stock. The Company offered a minimum of 50 units and a maximum of 100 units. The units, convertible notes, warrants and underlying common stock have not been registered under the Securities Act of 1933, as amended (the

“Securities Act”), or with any securities regulatory authority of any jurisdiction. As of July 31, 2002 the Company closed the first round with 74 units sold. The aggregate principal amount of the convertible notes is $742,420 at an interest rate of 10% per annum. Principal on these convertible notes shall be payable in one installment plus accrued but unpaid interest on November 1, 2003. Interest shall be payable semi-annually in arrears on the first day of November and May of each year, commencing November 1, 2002. The convertible notes shall be convertible at the election of the payee to common stock of the Company at a conversion price of $1.00 per share. The market price of the stock and the relative fair value of the convertible notes in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $66,818, and is recorded as a note discount that is amortized over the life of the convertible notes.

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

The Company sold an additional 9 Series A Units for an aggregate amount of $93,500 and issued additional one-year warrants to purchase 187,000 shares of the Company’s common stock at an exercise price of $0.01 per share during the fourth quarter ended January 31, 2003.

The Company sold an additional 18 Series A Units for an aggregate amount of $185,000 and issued additional one year warrants to purchase 370,000 shares of the Company’s common stock at an exercise price of $0.01 per share during the three months ended April 30, 2003. The total principal of senior subordinated convertible notes payable outstanding at April 30, 2003 was $666,252.

On June 23, 2003, the Company completed the issuance of a Secured Promissory Note to an unaffiliated accredited investor in the principal amount of $460,000. The Secured Promissory Note was sold at a discount of 37.5 percent from the face value of such note due to the financial condition of, and perceived risks of investing in, the Company. The Secured Promissory Note matures on August 29, 2003 and bears interest at rate of nine percent per annum. The Secured Promissory Note is secured by the assets of the Company. After the discount from face value and the commission payable to the Company’s investment banking firm in connection with such financing, the Company received net proceeds in the amount of $258,150. The Company intends to use such net proceeds to satisfy its immediate need for liquidity and to pay the costs and expenses in connection with the proposed sale of its 12 stores.

On June 20, 2003, the Company entered into an Asset Purchase Agreement with M.G. Midwest, Inc., an affiliate of Movie Gallery, Inc. (collectively, “Movie Gallery”), for the sale of 12 video stores which constitute all of the Company’s stores other than the two located in Ventura, California. The purchase price of cash in the aggregate amount of $3,250,000, was determined as a result of arm’s length negotiations between the Company and Movie Gallery, and is payable to the Company at the closing of the sale, anticipated to occur on or around August 1, 2003. Such sale would be subject to a number of contingencies including, without limitation, the approval of the Company’s shareholders, Movie Gallery’s satisfactory completion of financial and real estate due diligence, and the successful assignments of store leases to be assumed by Movie Gallery. There can be no assurances that such a transaction with Movie Gallery will be completed.

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

Cash Flows

Three months Ended April 30, 2003 Compared to the Three months Ended April 30, 2002

Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended April 30, 2003, increased by $55,000 or 28%, compared to the three months ended April 30, 2002. The increase was primarily due to an increase in accounts payable and liabilities subject to compromise and amortization of discount on senior subordinated convertible notes payable, offset by a reduction in depreciation and amortization.

Cash Flow from Discontinued Operations

Cash flow from discontinued operations was $193,000, which represented the cash flows from the 19 video retail stores sold to M.G. Midwest, Inc. on November 6, 2002 and the change in the net assets.

Cash Provided by (Used in) Investing Activities

Net cash (used) in investing activities for the three months ending April 30, 2003, decreased by $168,000 or 29%, compared to the three months ended April 30, 2002. The decrease was primarily due to a reduction in the purchases of videocassettes for the rental library.

Cash Provided by (Used) in Financing Activities

Net cash provided by financing activities for the three months ending April 30, 2003, decreased by $29,000 or 16% , compared to the three months ended April 30, 2002. The decrease was primarily due to an increase in proceeds from senior subordinated convertible notes payable, offset by a reduction of the bank overdraft compared to the three months ended April 30, 2002.

Item 3. Controls and Procedures

Within 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures effectively ensure that material information required to be in this quarterly report is made known to them by others in a timely manner. We have not made any significant changes to our internal controls, and no other factors have come to our attention that could significantly affect our internal controls, subsequent to the date of this most recent evaluation.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On June 23, 2003, the Company completed the issuance of a Secured Promissory Note to an unaffiliated accredited investor in the principal amount of $460,000. The Secured Promissory Note was sold at a discount of 37.5 percent from the face value of such note due to the financial condition of, and perceived risks of investing in, the Company. The Secured Promissory Note matures on August 29, 2003 and bears interest at rate of nine percent per annum. The Secured Promissory Note is secured by the assets of the Company. After the discount from face value and the commission payable to the Company’s investment banking firm in connection with such financing, the Company received net proceeds in the amount of $258,150. The Company intends to use such net proceeds to satisfy its immediate need for liquidity and to pay the costs and expenses in connection with the proposed sale of its 12 stores.

Company believes that the issuance of the Secured Promissory Note was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 5. Other Information

On June 20, 2003, the Company entered into an Asset Purchase Agreement with M.G. Midwest, Inc., an affiliate of Movie Gallery, Inc. (collectively, “Movie Gallery”), for the sale of 12 video stores which constitute all of the Company’s stores other than the two located in Ventura, California. The purchase price of cash in the aggregate amount of $3,250,000, was determined as a result of arm’s length negotiations between the Company and Movie Gallery, and is payable to the Company at the closing of the sale, anticipated to occur on or around August 1, 2003. Such sale would be subject to a number of contingencies including, without limitation, the approval of the Company’s shareholders, Movie Gallery’s satisfactory completion of financial and real estate due diligence, and the successful assignments of store leases to be assumed by Movie Gallery. There can be no assurances that such a transaction with Movie Gallery will be completed. At all times, there were no material relationships between Movie Gallery or any of its shareholders or affiliates, on the one hand, and the Company, any of the Company’s affiliates, any director or officer of the Company or any associate of any such director or officer, on the other hand.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibits	Description

2.1	Asset Purchase Agreement, dated June 20, 2003, between the Company and M.G. Midwest, Inc.

10.1	Form of Secured Promissory Note for private placement investment

99.1	Certification Pursuant to 18 U.S.C. Section

(b)	Reports on Form 8-K

On June 11, 2003 the Company filed a current report on Form 8-K, dated May 14, 2003, to report under Item 2, Item 5 and Item 7, the disposition of two of its retail video stores to M.G. Midwest, Inc. and the current status of certain matters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Video City, Inc

(Registrant)

June 23, 2003	/S/ Timothy L. Ford

Timothy L. Ford

Chief Executive Officer

(Principal Executive Officer)

June 23, 2003
/S/ Rudolph R. Patino

Rudolph R. Patino

Chief Financial Officer

(Principal Financial Officer)

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy L Ford, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Video City, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

VIDEO CITY, INC.

/S/ Timothy L. Ford

Timothy L. Ford

Chief Executive Officer

DATED: June 23, 2003

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Rudolph R. Patino, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Video City, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

VIDEO CITY, INC.

/S/ Rudolph R. Patino

Rudolph R. Patino

Chief Financial Officer

(Principal Financial and Accounting Officer)

DATED: June 23, 2003