Form 10-K/A
period 2003-01-31
VIDEO CITY INC
filed 2003-09-08
CIK 773135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of August 8, 2003, 10,102,520 shares of the registrant’s Common Stock were outstanding.

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

PART I

ITEM 1.    BUSINESS

General

Video City, Inc. (“Video City” or the “Company”) owns and operates video specialty stores located in various cities in the State of California, that rent and sell videocassettes, digital video discs (“DVDs”), and video games.

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

Recent Events

In November 2002, the Company completed the disposition of 19 of its then 40 retail video stores to M.G. Midwest, Inc., a Delaware corporation and an affiliate of Movie Gallery, Inc. (“Movie Gallery”). The 19 Stores represented all stores owned by the Company outside of California and included certain assets and liabilities related to the 19 Stores. The disposition was effected pursuant to an Asset Purchase Agreement between the Company and Movie Gallery, dated October 24, 2002. The aggregate cash purchase price for the 19 Stores was $2,080,500 which was determined as a result of arms-length negotiations between the Company and Movie Gallery. Of the $2,080,500 purchase price, Movie Gallery paid the Company $2,030,500 at the closing of the transaction on November 6, 2002. The remaining $50,000 was payable, contingent upon one of the 19 sold stores achieving certain level of gross revenues during the six months ending August 31, 2003. In June 2003, the Company received $40,000 from Movie Gallery as an agreed amount, based on the uncertainties of such store achieving such requisite level of gross revenues. The sale of the stores has been accounted for as “Discontinued Operations”. The statements of operations for the fiscal year ended January 31, 2003 have been stated to show the net effect of the discontinuance of the 19 stores sold.

In May 2003, the Company sold two of its retail video stores to Movie Gallery to raise cash in order to satisfy the Company’s immediate need for liquidity. The sale of the two stores were made pursuant to an Asset Purchase Agreement, dated as of May 12, 2003, by and between the Company and Movie Gallery. The two sold stores were located in Salinas and San Francisco, California. The aggregate purchase price for the two sold stores consisted of cash in the amount of $900,000, and was determined as a result of arms-length negotiations between the Company and Movie Gallery. Of the $900,000 purchase price, Movie Gallery has paid the Company $646,000 as of the date of this report. Of the remaining $254,000, $54,000 has been retained by Movie Gallery and the remaining $200,000 is payable upon the Company obtaining the lease assignment for the San Francisco store satisfactory to Movie Gallery and the sale of the 12 California stores by December 31, 2003. Although the Company is exercising its best efforts to obtain such lease assignment, there can be no assurance that such lease assignment will be obtained. The Company closed an additional unprofitable store in June 2003.

During the months of November and December of 2002, the Company closed four unprofitable retail stores located in Bakersfield, California. The costs related to the store closure during the last fiscal year are shown under store closure costs in the statements of operations. The Company had 17 stores remaining in the State of California as of the fiscal year ended January 31, 2003.

On June 20, 2003, the Company entered into an Asset Purchase Agreement with Movie Gallery, for the sale of 12 video stores which constitute all of the Company’s stores other than the two stores located in Ventura, California. The purchase price of cash in the aggregate amount of $3,250,000, was determined as a result of arm’s length negotiations between the Company and Movie Gallery, and is payable to the Company at the closing of the sale, anticipated to occur within a few days after the annual meeting of stockholders. Such sale would be subject to a number of contingencies including, without limitation, the approval of the Company’s stockholders, Movie Gallery’s satisfactory completion of financial and real estate due diligence, and the successful assignments of store leases to be assumed by Movie Gallery. There can be no assurances that such a transaction with Movie Gallery will be completed.

The Company is seeking to sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

In the event of the sale of substantially all of the assets of the Company, the Company will receive the consideration for such sale and will have no operating revenue.

The Company is currently exploring all possibilities regarding future plans for its business in the event of the sale of substantially all of its assets. The Company is uncertain whether its business will continue to be in the retail video industry or in any specific industry related to the retail video industry. In any case, the Company plans to reduce its work force and expenses to a minimum level in the event of such sale.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

Effective in November 2002, with the sale of the 19 stores located outside of California to Movie Gallery, VPD has modified its agreement with Video City by reducing the line of trade credit that it previously was operating with and reducing its terms for repayment from 90 days to 60 days.

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

Competition

The home entertainment retail industry is highly competitive. The Company competes with other local, regional and national chains, such as Blockbuster Inc. and Hollywood Entertainment Corporation (“Hollywood Entertainment”), and with supermarkets, mass merchants, mail order and online companies and other retailers. Many of the Company’s competitors have significantly greater financial and marketing resources and name recognition.

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

The information with respect to the three pending lawsuits in connection with the closure of the Company’s stores are as follows:

Y. Wood Wong et al v. Video City, Inc.    On January 23, 2003, Y. Wood Wong et al. filed suit in Superior Court of California, Kern County alleging damages from unpaid rent and breach of the lease for the property at 5330 Olive Drive, Suites D and E in Bakersfield, California. Wong et al are seeking damages resulting from unpaid rent in the amount of approximately $15,000, leasing commissions of $7,600 associated with re-letting the property, and an unknown amount equal to the rent from January 1, 2003 through October 31, 2004, less any sums plaintiffs receive from re-letting the property.

Colonial Shopping Center v. 32nd Street Inc., Lee Video City, Inc., Video City, Inc. et al    On March 13, 2003, Colonial Shopping Center filed suit in Superior Court of California Kern County, against the Company for damages from breach of the lease regarding the property at 2333 Brundage Lane, Bakersfield, California. Colonial is seeking damages of approximately $34,000 for unpaid rent, and an unknown amount from rent and other amounts, including operating expenses from December 1, 2002 through March 31, 2007, less any sums plaintiff receives from re-letting the property.

Laurelglen-Bakersfield v. 32nd Street Inc., Lee Video City, Inc., Video City, Inc. et al    Also on March 13, 2003, Laurelglen-Bakersfield filed suit against the Company in Superior Court of California, Kern County alleging breach of a lease for the property at 6615 Ming Avenue, Bakersfield, California. Laurelglen is seeking damages of approximately $43,000 in unpaid rent and an unknown amount of rent from December 1, 2002 through May 31, 2004, less any sums plaintiff receives from re-letting the property.

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

	Year Ended January 31,
	2003	2002	2001	2000	1999
	(In thousands of dollars, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Revenues	$8,712	$10,093	$23,658	$44,785	$24,436
Loss from operations	(2,979)	(3,416)	(10,219)	(28,601)	(1,263)
Net income (loss) before reorganizational item and income taxes	(3,513)	(3,216)	(12,025)	(32,058)	11
Net income (loss) from continuing operations	(3,519)	(3,834)	(16,038)	(32,766)	11
Net income (loss) available to common shareholders	(3,046)	37,837	(16,438)	(32,766)	11
Net income (loss) per share from continuing operations	(0.67)	(0.31)	(1.00)	(2.29)	(0.00)
Net income (loss) per share	(0.58)	3.07	(1.01)	(2.29)	0.00
Weighted average shares used in computation	5,242	12,323	16,302	14,510	12,091

OPERATING DATA:
Number of stores at end of period	17	41	44	77	128
Increase (decrease) in same store Revenues(1)	(1.8)%	(4.8)%	(14.1)%	6.8%	1.6%

BALANCE SHEET DATA:
Cash and cash equivalents	$0	$0	$1,046	$24	$172
Rental library(2)	963	1,212	3,012	6,223	21,120
Total assets	3,194	6,591	10,097	21,294	38,253
Credit facility	—	—	—	9,770	16,045
Long-term debt, less current portion	—	—	—	1,232	1,637
Total liabilities	4,158	6,628	47,621	42,770	32,985
Stockholders’ equity (deficit)	(964)	(37)	(37,524)	(21,476)	5,267

(1)	The increase (decrease) in same store revenues compares revenues from stores opened and owned by the Company for twelve full months. (Including relocations)
(2)	The decrease in rental library is mainly attributable to the reduction in the number of stores between fiscal years 1999, 2000, 2001, 2002 and 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Estimates and critical accounting policies estimates and judgments made by the Company’s management are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Actual results may be different from estimated amounts included in the financial statements. The Company’s management believes that the following critical accounting policies address the significant estimates required of management when preparing the consolidated financial statements in accordance with GAAP:

•	The amortization method of the Company records base stock (generally 3 copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock cost amortized on a straight line basis over 33 months to an estimated $3 salvage value. The cost of non base stock (generally greater than 3 copies per title for each store) is amortized on an accelerated basis over three months to an estimated $3 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value.

•	Customer receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management’s estimate of the collectability of customer accounts. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

•	Goodwill represents the excess of the cost of the companies acquired over the fair value of their net assets at the date of acquisition. Upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company tested it’s goodwill for impairment. Based on the fair market value of the reporting unit, no goodwill impairment adjustment was required. The Company no longer records amortization of goodwill and performs an annual impairment test in the fourth quarter. Management also reviews each quarter for other factors that may indicate impairment.

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

Results of Operations

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

Discontinued Operations.    The Company recorded a loss on discontinued operations of $106,000 for the fiscal year ended January 31, 2003 as compared to the prior year gain of $86,000. The decrease was primarily related to increased competition, mild weather and a relatively reduced new release schedule during the fiscal year ended January 31, 2003 for the 19 stores located outside of California, as compared to the prior fiscal year ended January 31, 2002. In addition, the 19 stores for the fiscal year ended January 31, 2003 were sold prior to the fourth quarter, which is normally the busiest time of the year for our stores. On October 24, 2002 the Board of Directors approved the disposition of 19 of its 40 retail video stores (the “19 Stores”) to Movie Gallery. The 19 Stores represent all stores owned by the Company outside of California and includes certain assets and liabilities related to the 19 Stores. The disposition was effected pursuant to an Asset Purchase Agreement between the Company and Movie Gallery, dated October 24, 2002. The 19 Stores represented approximately 38% of the Company’s total assets.

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

Discontinued Operations.    The Company recorded a gain on discontinued operations of $86,000 for the fiscal year ended January 31, 2002 as compared to the prior year loss of $78,000. The increase over the prior year was primarily due to the Company being in Bankruptcy during most of the fiscal year ended January 31,2001. This prevented the Company from continuing adequate purchases of product and advertising during most of the prior year period beginning with the Bankruptcy filing on August 24, 2000. On October 24, 2002 the Board of Directors approved the disposition of 19 of its 40 retail video stores to Movie Gallery. The 19 Stores represent all stores owned by the Company outside of California and includes certain assets and liabilities related to the 19 Stores. The disposition was effected pursuant to an Asset Purchase Agreement between the Company and Movie Gallery, dated October 24, 2002. The 19 Stores represented approximately 38% of the Company’s total assets.

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

Liquidity and Capital Resources

At January 31, 2003 the Company had stockholders’ deficit, recurring losses and negative working capital. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. In May 2003, the Company sold two of its retail video stores to Movie Gallery to raise cash in order to satisfy the Company’s immediate need for liquidity. The Company has entered into a definitive agreement to sell 12 of its retail video stores, which constitute all of its remaining stores, except for two stores located in Ventura, California, to Movie Gallery. Such sale would be subject to a number of contingencies including, without limitation, Movie Gallery’s satisfactory completion of financial and real estate due diligence, successful assignment of store leases to be assumed by Movie Gallery, and the approval of the Company’s shareholders. There can be no assurances that such a transaction with Movie Gallery will be completed.

The Company is also seeking to sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

The Company has received two indications of interest from third parties in entering into a transaction for the sale of these two stores; these potential buyers are being actively pursued. Movie Gallery was not interested in purchasing the two Ventura, California stores because one operated at a loss and the other operated at a modest level of profit considered to be inadequate by Movie Gallery. There can be no assurance that the Company will be able to sell such two stores, or that any such sales will be on terms and conditions that are satisfactory to the Company. The Company feels it is likely that a purchaser for the two stores will be found. In the unlikely event the Company is unable to obtain a purchaser for the stores, the Company would do the following:

1)	The 2723 E. Main Street Ventura store, which is currently trending at a $45,000 positive annual store cash flow would remain open until the current lease expires on June 30, 2004. The remaining assets would then be sold in a liquidation sale, upon expiration of the lease.

2)	The 5944 Telegraph Road Ventura store, which is currently unprofitable would be closed immediately and the assets sold and the proceeds would be used to settle with the landlord on the remaining lease liability. The store is located in a highly desirable shopping center location and the Company believes that the Company could sublease the location at its current rent or at a slightly discount until the end of the lease term of September 20, 2006.

The Company is currently exploring all possibilities regarding future plans for its business in the event of the sale of substantially all of its assets. The Company is uncertain whether its business will continue to be in the retail video industry or in any specific industry related to the retail video industry. In any case, the Company plans to reduce its work force and expenses to a minimum level in the event of such sale.

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

The Company funds its short-term working capital needs, including the purchase of videocassettes, DVD’s and other inventory, primarily through cash from operations. The Company expects that cash from operations will be insufficient to fund future videocassette, DVD and other inventory purchases and other working capital needs for its existing stores. The Company sold two of its stores located in San Francisco and Salinas California in May 2003, for a total price of $900,000 to Movie Gallery. The proceeds from the two stores were used to pay down a portion of the senior debt and the balance was used for working capital. As of the closing of such transaction, there was a balance of $350,000 that was being held back until satisfactory completion of the lease assignment for the San Francisco store to Movie Gallery.

In July 2003, the Company and Movie Gallery amended the May 2003 agreement for the sale of the two stores located in Salinas and San Francisco California to modify the disposition of the amount of $350,000 held back by Movie Gallery pending the assignment of the San Francisco store lease. Pursuant to such amendment, Movie Gallery released $96,000 to the Company to pay the rent payments owed to landlords for its video stores, and $54,000 was retained by Movie Gallery. The remaining $200,000 is held back by Movie Gallery and is to be released to the Company contingent upon the closing on or before December 31, 2003 of the sale of the 12 California stores to Movie Gallery and obtaining the lease assignment for the San Francisco store that is satisfactory to Movie Gallery. In the event the sale of the 12 California stores to Movie Gallery does not close on or before December 31, 2003, Movie Gallery shall retain $40,000 of the $200,000 held back and up to an additional $120,000 of such $200,000 held back to the extent that Movie Gallery is required to pay VPD, Inc. for movie inventory that the Company has purchased from VPD, Inc. The Company obtained an additional line of trade credit in the amount of $120,000 from VPD, Inc. which additional line of trade credit was guaranteed by Movie Gallery. The remaining held back amount will be either released to the Company or retained by Movie Gallery depending on when the lease assignment for the San Francisco store is obtained. In the event the sale of the 12 California stores to Movie Gallery does not close on or before December 31, 2003 and either the lease assignment for the San Francisco store is not obtained or Movie Gallery is not able to manage the San Francisco store, the Company will forfeit the held back amount and shall additionally pay Movie Gallery $95,000. In the event the sale of the 12 California stores to Movie Gallery closes on or before December 31, 2003, but the lease assignment for the San Francisco store is not obtained, five percent of the $200,000 held back amount will be released over time commencing in September 2004 for each month that Movie Gallery was able to manage the San Francisco store.

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

In July 2001 the Company entered into an agreement with Video Products Distributors (“VPD”) under which VPD agreed to become the exclusive video distributor for all of Video City’s stores. VPD provides all videocassettes, DVDs and accessories for rental and sale with the exception of Warner Brothers Home Video product in all of the Company’s store locations. As part of this agreement, Video City is receiving a line of trade credit and 90 day terms for repayment to VPD.

Effective in November 2002, with the sale of the 19 stores located outside of California to Movie Gallery, VPD has modified its agreement with Video City by reducing the line of trade credit that it previously was operating with and reducing its terms for repayment from 90 days to 60 days. In July 2003, the Company obtained an additional line of trade credit in the amount of $120,000 from VPD, Inc. which additional line of trade credit was guaranteed by Movie Gallery.

In May 2002 the Company initiated a private placement offering to accredited investors of the Company’s Series A Units, with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note due November 1, 2003 and a Series A Warrant to purchase 20,000 shares of common stock. The Company offered a minimum of 50 units and a maximum of 100 units. As of July 2002 the Company closed the first round with 74 units sold. The aggregate principal amount of the convertible notes was $742,420 at an interest rate of 10% per annum. Principal on these convertible notes shall be payable in one installment plus accrued but unpaid interest on November 1, 2003. Interest shall be payable semi-annually in arrears on the first day of November and May of each year, commencing November 1, 2002. The convertible notes shall be convertible at the election of the payee to common stock of the Company at a conversion price of $1.00 per share. The market price of the stock and the relative fair value of the convertible notes in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $66,818, and is recorded as a note discount that is amortized over the life of the convertible notes.

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

To help improve the Company’s working capital needs, the Company sold an additional 18 Series A Units for an aggregate amount of $185,000 and issued additional one-year warrants to purchase 370,000 shares of the Company’s common stock at an exercise price of $0.01 per share during February and March 2003. Of the six investors that invested in such units, five were unaffiliated accredited investors. One of the investors that invested $100,000 of the total $185,000 is a trust in which the Company’s board member, Robert Y. Lee, is the trustee. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.” The total principal of senior subordinated convertible notes payable outstanding at April 30, 2003 was $666,252.

On June 23, 2003, the Company completed the issuance of a Secured Promissory Note to an unaffiliated accredited investor in the principal amount of $460,000. The Secured Promissory Note was sold at a discount of 37.5 percent from the face value of such note due to the financial condition of, and perceived risks of investing in, the Company. The Secured Promissory Note had an original maturity date of August 29, 2003 and bears interest at rate of nine percent per annum. The Secured Promissory Note is secured by the assets of the Company. After the discount from face value and the commission payable to the Company’s investment banking firm in connection with such financing, the Company received net proceeds in the amount of $258,150. The Company used such net proceeds to satisfy its immediate need for liquidity and to pay the costs and expenses in connection with the proposed sale of its 12 stores. On August 28, 2003, the investor agreed to extend the maturity date of the Secured Promissory Note through October 16, 2003 in consideration for the Company agreeing to pay a late fee of $9,200 on such maturity date.

Although the Company has tried to raise additional funds, there has been very little further interest by potential investors in the Company’s private placement of its notes and warrants. In addition, the Company believes that lenders and large companies are increasingly reluctant to finance retail operations of the sort conducted by the Company. In the past, the Company was able to use its stock, valued in the public market, as consideration in connection with its acquisition strategy. However, because of the very low market price of the Company’s common stock and the very low volume of trading since the Company’s reorganization under Chapter 11 of the United States Bankruptcy Code, the Company believes that there will be limited prospects of raising additional capital or pursuing acquisitions though the issuance of the Company’s capital stock. Management and the Board believe that it will be extremely difficult for the Company to access any additional capital, or capital on terms and conditions that are satisfactory to the Company.

On June 20, 2003, the Company entered into an Asset Purchase Agreement with Movie Gallery, for the sale of 12 video stores which constitute all of the Company’s stores other than the two stores located in Ventura, California. The purchase price of cash in the aggregate amount of $3,250,000, was determined as a result of arm’s length negotiations between the Company and Movie Gallery, and is payable to the Company at the closing of the sale, anticipated to occur within a few days after the annual meeting of stockholders. Such sale would be subject to a number of contingencies including, without limitation, the approval of the Company’s stockholders, Movie Gallery’s satisfactory completion of financial and real estate due diligence, and the successful assignments of store leases to be assumed by Movie Gallery. There can be no assurances that such a transaction with Movie Gallery will be completed.

The Company closed an additional unprofitable store in June 2003. The Company is seeking to sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

In the event of the sale of substantially all of the assets of the Company, the Company will receive the consideration for such sale and will have no operating revenue.

The Company is currently exploring all possibilities regarding future plans for its business in the event of the sale of substantially all of its assets. The Company is uncertain whether its business will continue to be in the retail video industry or in any specific industry related to the retail video industry. In any case, the Company plans to reduce its work force and expenses to a minimum level in the event of such sale. The Company estimates such minimum level of expenses to be approximately $10,000 per month to maintain a small office with a part time employee to oversee the general administration of the Company. The Company believes that part of the proceeds from the sale of its assets will be sufficient to sustain such minimum level of expenses.

Commitments

The following table summarizes future minimum annual commitments under debt agreements, non-cancelable operating leases and other agreements as of January 31, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total
Senior subordinated notes payable	$481,252	—	—	—	—	—	$481,252
Operating leases	$1,292,517	$1,115,165	$816,358	$601,013	$322,871	$521,948	$4,669,872
Product supplier agreements	$535,226	—	—	—	—	—	$535,226
Notes payable	$25,641	$19,231	—	—	—	—	$44,872
Employment and advisory agreements	$478,109	$299,198	—	—	—	—	$777,307

Operating lease commitments include $287,000 for lease agreements abandoned and have been accrued for in accrued expenses at January 31, 2003.

The Company remains contingently liable for four of the store location operating leases that have been assigned to Movie Gallery in connection with the sale of such four stores to Movie Gallery in November 2002.

Unlike the other lease assignments entered into by the Company, the landlords did not agree to release the Company from any and all obligation or liability under the operating leases accruing and/or attributable to the period on or after the effective date of the assignment. In the event Movie Gallery defaults on its obligations on the four operating leases, the Company may be liable to the landlord for such obligations. The Company remains contingently liable in the total amount of approximately $701,000 as of January 31, 2003 for the four operating leases. Although there can be no assurances, the Company does not anticipate that it will be contingently liable for store location leases to be assigned to Movie Gallery as part of the Movie Gallery Transaction because the proposed form of lease assignment being submitted to the landlords for the stores to be sold contain the release provisions, releasing the Company from any and all obligation or liability under the operating leases. In the event the landlord refuses to release the Company, the Company will remain contingently liable for such operating leases.

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

Robert Y. Lee served as the Company’s Chairman of the Board since the merger of the Company’s predecessor, Lee Video City, Inc. (“Lee Video City”), with and into Prism Entertainment Corporation (“Prism”) in January 1997. Since the Prism merger in January 1997 to July 2001, Mr. Lee served as the Company’s Chief Executive Officer, overseeing the Company’s operations and acquisition initiatives during such period in which the Company grew from 18 stores to owning or managing over 300 stores. Mr. Lee founded Lee Video City and served as its Chairman of the Board and Chief Executive Officer since its inception in February 1990. Mr. Lee purchased his first video store in 1983, and during his 20-year retail store career was involved in the acquisition, operation or management of over 500 retail video stores.

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

The Company has standing audit and compensation committees of the Board of Directors. The Company’s compensation committee was formed to make recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company, including the grant of stock options to the Company’s executive officers under the Company’s stock option plans. The compensation committee currently consists of Gerald W.B. Weber and Barry L. Collier, and had a committee meeting during the last fiscal year. The audit committee reviews the scope of the audit and other accounting related matters. The Company’s audit committee currently consists of Robert Y. Lee and Barry L. Collier, and had a committee meeting during the last fiscal year. The Company has no other committees of its Board of Directors.

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

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Company is currently exploring all possibilities regarding future plans for its business in the event of the sale of substantially all of its assets. Due to uncertainties of the Company’s future business and the current financial position of the Company, the Company has not yet adopted such code of ethics.

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

In July 2003, the Company and Mr. Lee amended the Non-compete/advisory Agreement to address the reduced number of stores owned and operated by the Company and the anticipated transaction by the Company to sell substantially all of its stores. Pursuant to such amendment, the monthly non-compete/advisory payments, benefits and auto allowance payable by the Company were reduced by 30 percent, commencing in August 2003. In addition, in lieu of the Change in Control obligations under the existing agreement, in the event of the sale of the Company’s stores, the Company agreed to pay, as a lump sum payment, the aggregate amount of such (i) decreased non-compete/advisory payment, (ii) decreased benefits and (iii) decreased auto allowance, that Mr. Lee would otherwise be entitled to receive from such date of consummation through September 30, 2004. Such payment would be further discounted to account for the net present value of such aggregate payment, at an annual percentage rate of 15 percent. Upon such payment, the Company will have no further obligation to provide any further compensation or benefit to Mr. Lee.

Effective September 1, 2001, Timothy L. Ford entered into an Employment Agreement with the Company pursuant to which he serves for a period of three years in the capacity as Chief Executive Officer. Mr. Ford will receive a base salary of $160,000, including annual percentage increases per year and an annual bonus of 3% of adjusted EBITDA cash flow “as defined by Industry standards” provided the Company hits its budgeted EBITDA goals for each fiscal year. Mr. Ford is also entitled to options to purchase 250,000 shares of common stock at an exercise price no less than the fair market value at the date of grant (all of which have become exercisable), and certain fringe benefits in the amount of approximately $12,000 per year, which includes a monthly auto allowance. In the event of a Change of Control (as defined in the agreement), Mr. Ford shall be guaranteed his base salary and certain fringe benefits through August 31, 2004. A “Change of Control” is defined as (i) the acquisition by any individual, group or entity, of beneficial ownership of more than 50 percent of the common stock of the Company, (ii) consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the Company’s assets, or (iii) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

Effective September 1, 2001, Rudolph R. Patino entered into an Employment Agreement with the Company pursuant to which he serves for a period of three years in the capacity as Chief Financial Officer. Mr. Patino will receive a base salary of $175,000, including annual percentage increases per year and an annual bonus of 3% of adjusted EBITDA cash flow “as defined by Industry standards” provided the Company hits its budgeted EBITDA goals for each fiscal year. Mr. Patino is also entitled to a signing bonus of $50,000, 42,000 shares of restricted stock, options to purchase 250,000 shares of common stock at an exercise price no less than the fair market value at the date of grant (all of which have become exercisable), and certain fringe benefits in the amount of approximately $12,000 per year, which includes a monthly auto allowance. In the event of a Change of Control (as defined in the agreement), Mr. Patino shall be guaranteed his base salary and certain fringe benefits through August 31, 2004. A “Change of Control” is defined as (i) the acquisition by any individual, group or entity, of beneficial ownership of more than 50 percent of the common stock of the Company, (ii) consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the Company’s assets, or (iii) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

In July 2003, the Company and each of Messrs Ford and Patino amended their respective employment agreements to address the reduced number of stores owned and operated by the Company and the anticipated transaction by the Company to sell substantially all of its stores. Pursuant to such amendments, the monthly base salary rate, benefits and auto allowance payable by the Company were reduced by 30 percent, commencing in August 2003, and the Company is no longer obligated to make any bonus payments. In addition, in lieu of the Change of Control obligations under the existing agreements, in the event of the sale of the Company’s stores, the Company agreed to pay, as a lump sum payment, the aggregate amount of such (i) decreased base salary (ii) decreased benefits and (iii) the decreased auto allowance, that each of Messrs Ford and Patino would otherwise be entitled to receive from such date of consummation through August 31, 2004. Such payment would be discounted to account for the net present value of such aggregate payment, at an annual percentage rate of 15 percent. Upon such payment, the Company will have no further obligation to provide any further compensation or benefit to Messrs Ford and Patino.

Option Grants

The Company did not grant any stock options to the Named Executive Officers, during the fiscal year ended January 31, 2003.

Option Exercises and Fiscal Year-End Values

No stock options were exercised by any of the Named Executive Officers during the fiscal year ended January 31, 2003. The following table sets forth certain information regarding stock options held by the Named Executive Officers as of January 31, 2003:

Name	Fiscal Year-End Options Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year End($)(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert Y. Lee	150,000	—	—	—
Timothy L. Ford	250,000	—	—	—
Rudolph R. Patino	250,000	—	—	—

(1)	Amounts are shown as the positive spread between the exercise price and the last sale price of the Company’s Common Stock as reported on the OTC Bulletin Board on January 31, 2003 ($0.15). All of the stock options for each of the persons listed above are exercisable at an exercise price of $0.25 per share.

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

In June 2002, the Company retained Denari & Associates to serve as its investment banking firm in connection with its various corporate, finance, and mergers and acquisitions advisory services. Denari & Associates compensation for such services consists of a monthly retainer in the amount of $4,000 per month and an additional fee contingent upon the success of any such transactions in the amount of six percent of the size of transaction so completed. In June 2002, Gerald W.B. Weber entered into an advisory agreement with Denari & Associates pursuant to which Mr. Weber provides mergers and acquisitions and other retail video industry experience and contact to Denari & Associates in connection with Denari & Associates services to the Company. The agreement between Mr. Weber and Denari & Associates provides that Mr. Weber will be compensated for such services in the amount of 40% of the fees that Denari & Associates receives from the Company, if and when received by Denari & Associates. Mr. Weber was responsible for continued discussions with each of the video retail industry chains, to explore potential corporate and financial transactions for the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Video City’s common stock as of August 8, 2003 by (i) each person who is known by Video City to own beneficially more than 5% of Video City’s outstanding Video City common stock, (ii) each of the directors of Video City, (iii) each of the Named Executive Officers, and (iv) all officers and directors of Video City as a group.

Name and Address(1)	Number of Shares Beneficially Owned(2)		Percentage of Ownership
Robert Y. Lee	1,027,049	(3)	9.9%
Timothy Ford	250,000	(3)	2.4%
Rudolph R. Patino	427,637	(3)	4.1%
Barry Collier	209,631	(3)	2.1%
David A. Ballstadt	210,618	(3)	2.1%
Gerald W.B. Weber	159,587	(3)	1.6%
Stuart Lazar	1,662,190	(4)	16.5%
IEI Investments, Inc.	1,923,507	(5)	19.0%
Mortco, Inc	119,914	(6)	1.2%
Rentrak Corporation	1,386,180	(6)	13.7%
Timothy J. Denari	1,662,190	(7)	16.5%
All Directors and Executive Officers as a group (6 persons)	2,284,522	(3)	20.5%

*	Less than one percent.
(1)	Except as otherwise indicated, the address of each principal shareholder of Video City is c/o Video City, Inc., whose current address is 4800 Easton Drive, Suite 108, Bakersfield, California 93309.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of Video City common stock subject to options or warrants that are currently exercisable or are exercisable within 60 days of August 8, 2003 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Video City common stock shown as beneficially owned by them.
(3)	Includes the following currently exercisable stock options to purchase shares from Video City: Mr. Ford 250,000 shares; Mr. Patino 250,000 shares; Mr. Lee 150,000 shares; Mr. Collier, 75,000 shares; Mr. Ballstadt, 75,000 shares; Mr. Weber, 75,000 shares. Also includes 167,561 and 20,000 shares of the Company’s common stock that are issuable upon conversion of the convertible notes held by Messrs Lee and Patino, respectively. The convertible notes are convertible, at the election of the holder, into shares of the Company’s common stock at a conversion price of $1.00 per share. Mr. Lee’s shares also include shares owned by a trust of which Mr. Lee is the trustee.
(4)	Consists of 19,755 shares of common stock owned by L Entertainment Investors, Inc. and Mr. Lazar’s options to purchase 1,584,617 and 57,818 shares of common stock from Ingram Entertainment Inc. and Ingram Capital Inc., respectively, based on the Schedule 13D filed with the Securities and Exchange Commission by Stuart Lazar. Substantially all of the stock of L Entertainment Investors, Inc. is owned by Stuart Lazar. Ingram Entertainment Inc. and Ingram Capital Inc. granted a Proxy and Power of Attorney to Mr. Lazar to vote the shares underlying such options. The Company believes Ingram Entertainment Inc. and Ingram Capital Inc. are affiliate and/or predecessor entities of IEI Investments, Inc. The address of Stuart Lazar and L Entertainment Investors, Inc. is 2036 Highsplint Drive, Rochester Hills, Michigan 48307. Mr. Lazar and L Entertainment Investors, Inc. agreed to vote the shares of common stock owned by them in favor of the sale of substantially all of the Company’s assets.
(5)	Includes 1,584,617 and 57,818 shares of common stock held by Ingram Entertainment Inc. and Ingram Capital Inc., respectively, based on the Schedule 13D filed with the Securities and Exchange Commission by IEI Investments Inc. The Company believes Ingram Entertainment Inc. and Ingram Capital Inc. are affiliate and/or predecessor entities of IEI Investments, Inc. The address of Ingram Capital Inc. is Two Ingram Blvd., La Vergne, Tennessee 37089.
(6)	The Company believes Mortco, Inc. and Rentrak Corporation are affiliates. The address of Rentrak is One Airport Center, 7700 NE Ambassador Place, Portland, Oregon 97220.
(7)	Consists of options to purchase 1,662,190 shares of common stock from Stuart Lazar and L Entertainment Investors, Inc.

Video City does not know of any arrangements that may at a subsequent date result in a change of control of Video City, other than the proposed sale of substantially all of Video City’s assets consisting of 12 of Video City’s 14 retail video stores to Movie Gallery..

The following table summarizes as of January 31, 2003, the shares of common stock authorized for issuance under the Company’s Equity Compensation Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,625,000	$0.25	453,571
Equity compensation plans not approved by security holders	—	0.25	—

Total	1,625,000	$0.25	453,571

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

The Company paid approximately $133,250 of the outstanding principal amount of the private placement notes from the proceeds of the sale of the two stores in May 2003. As a result, the principal amounts of $41,890 and $5,000 were paid down for the notes due to Messrs Lee (including the trust of which Mr. Lee is the trustee) and Patino, respectively. As of May 31, 2003, the Company owed Messrs Lee (including the trust of which Mr. Lee is the trustee) and Patino principal and accrued interest on such notes in the amount of $168,958 and $20,167, respectively. The private placement notes mature on November 1, 2003. Messrs Lee (including the trust of which Mr. Lee is the trustee) and Patino did not receive any additional benefit or consideration, compared to any other private placement offering investors, in connection with their investment in, or their pay down by, the Company in connection with private placement offering. As of May 31, 2003, Messrs Lee (including the trust of which Mr. Lee is the trustee) and Patino exercised their warrants and purchased 674,292 and 125,000 shares of the Company’s common stock. Mr. Patino is also the Chief Financial Officer of the Company.

In June 2002, the Company retained Denari & Associates to serve as its investment banking firm in connection with its various corporate, finance, and mergers and acquisitions advisory services. Denari & Associates’ compensation for such services consists of a monthly retainer in the amount of $4,000 per month and an additional fee contingent upon the success of any such transactions in the amount of six percent of the size of transaction so completed. In June 2002, Gerald W.B. Weber entered into an advisory agreement with Denari & Associates pursuant to which Mr. Weber provides mergers and acquisition and other retail video industry experience and contact to Denari & Associates in connection with Denari & Associates’ services to the Company. The agreement between Mr. Weber and Denari & Associates provides that Mr. Weber will be compensated for such services in the amount of 40% of the fees that Denari & Associates receives from the Company, if and when received by Denari & Associates. Mr. Weber was responsible for continued discussions with each of the video retail industry chains, to explore potential corporate and financial transactions for the Company. Mr. Weber is a member of the board of directors of the Company.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Schedules

The following financial statements of Video City, Inc. (and its predecessor Lee Video City, Inc.) are included in this Report as pages F-1 through F-24:

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

(c)  Exhibits

Numbers	Description

2.1	Asset Purchase Agreement, dated as of October 24, 2002, by and between the Company and M.G. Midwest, Inc.(4)

2.2	Asset Purchase Agreement, dated as of May 12, 2003, by and between the Company and M.G. Midwest, Inc.(5)

3.1	Certificate of Incorporation of the Company including amendments thereto(1)(2)

3.2	Bylaws of the Company(1)

10.1	Form of Option Agreement for directors and executive officers of the Company.(3)

10.2	Form of Indemnity Agreement for directors and officers of the Company.(3)

10.3	Non-Compete Advisory Agreement, dated October 1, 2001, by and between the Company And Robert Y. Lee.(6)

10.4	Employment Agreement, dated September 1, 201, by and between the Company and Tim Ford.(6)

10.5	Employment Agreement, dated September 1, 2001, by and between the Company and Rudy Patino.(6)

10.6	Form of Senior Subordinated Promissory Note in connection with the Company’s private placement offering.(6)

10.7	Form of Common Stock Purchase Warrant in connection with the Company’s private placement offering.(6)

23.1	Consent of Certified Public Accountants

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the principal financial officer pursuant to 18 U.S.C Section 1350.

(1)	Previously filed as exhibit to Prism Entertainment Corporation’s Annual Report on Form 10K for the fiscal year ended January 31, 1998, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998, and incorporated herein by reference.
(3)	Previously filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated November 6, 2002, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 14, 2003, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, as filed on June 19, 2003.

(d)  Financial Statement Schedule

Schedules for which provision is made in the applicable accounting regulation Of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VIDEO CITY, INC.

By	/s/ TIMOTHY L. FORD
Chief Executive Officer

Date:  September 5, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT Y. LEE Robert Y. Lee	Chairman of the Board	September 5, 2003

/s/ TIMOTHY L. FORD Timothy L. Ford	Chief Executive Officer (Principal Executive Officer)	September 5, 2003

/s/ RUDOLPH R. PATINO Rudolph R. Patino	Chief Financial Officer (Principal Financial and Accounting Officer)	September 5, 2003

/s/ DAVID A. BALLSTADT David A. Ballstadt	Director	September 5, 2003

/s/ BARRY L. COLLIER Barry L. Collier	Director	September 5, 2003

/s/ GERALD W.B. WEBER Gerald W.B. Weber	Director	September 5, 2003

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

BDO SEIDMAN, LLP

Los Angeles, California

June 6, 2003

VIDEO CITY, INC.

CONSOLIDATED BALANCE SHEETS

	Years Ended January 31,
	2003	2002
ASSETS
Current assets:
Customer receivables	$96,413	$222,251
Merchandise inventories	175,135	318,757
Receivable from sale of stores	74,000	—
Prepaid expenses and other assets	110,920	74,270
Net current assets of discontinued operations	—	365,359

Total current assets	456,468	980,637
Rental library, net	962,632	1,212,072
Property and equipment, net	494,889	925,267
Goodwill, net	1,008,429	1,787,361
Other assets	271,905	269,823
Net non-current assets of discontinued operations	—	1,415,960

Total assets	$3,194,323	$6,591,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Bank overdraft	$82,629	$103,582
Accounts payable	1,519,521	1,666,978
Accrued expenses	946,097	1,052,653
Note payable	44,872	48,262
Senior subordinated convertible notes payable, including $134,452 payable to related parties (net of unamortized discount of $180,467)	300,785	—
Current portion of tax liability	170,917	149,880
Other liabilities	56,157	332,829

Total current liabilities	3,120,978	3,354,184
Shares issuable under plan of reorganization	215,894	1,750,000
Deferred tax liability	136,000	136,000
Tax liability less current portion	400,832	431,759

Total liabilities not subject to compromise	3,873,704	5,671,943
Liabilities subject to compromise:
Accounts payable	284,590	956,347

Total liabilities	4,158,294	6,628,290

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $.01 par value per share, authorized 30,000,000 shares; issued and outstanding 6,299,798 shares	62,998	—
Additional paid-in capital	21,739,246	19,683,530
Accumulated deficit	(22,766,215)	(19,720,700)

Total stockholders’ deficit	(963,971)	(37,170)

Total liabilities and stockholders’ deficit	$3,194,323	$6,591,120

See accompanying notes to consolidated financial statements.

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2003	2002	2001
Revenue
Rental revenues and product sales	$8,711,571	$10,085,299	$19,272,105
Management fee income	—	7,300	4,385,886

Total revenue	8,711,571	10,092,599	23,657,991

Operating costs and expenses
Store operating costs	5,607,409	6,339,603	15,160,141
Amortization of rental library	1,972,200	3,023,905	4,787,129
Cost of product sales	1,394,221	1,053,178	3,374,588
Cost of leased product	—	37,714	1,187,494
General and administrative	2,481,947	3,054,529	7,604,762
Restructuring	—	—	1,564,000
Store closure costs	205,372	—	—
(Gain) loss on sale of assets	29,060	—	199,373

Total operating costs and expenses	11,690,209	13,508,929	33,877,487

Loss from operations	(2,978,638)	(3,416,330)	(10,219,496)
Other (income) expense
Interest expense, net (contractual interest $0, $1,758,000 and $1,980,104)	534,502	16,945	1,347,699
Other	—	(216,816)	457,500

Loss before reorganization items and income taxes	(3,513,140)	(3,216,459)	(12,024,695)
Reorganization items
Professional fees	—	587,865	504,777
(Gain) Loss on sale of assets	—	(34,600)	3,508,614
Relocation of corporate office	—	58,417	—

Net loss from continuing operations before income tax	(3,513,140)	(3,828,141)	(16,038,086)
Income tax expense	5,517	6,039	—

Net loss from continuing operations	(3,518,657)	(3,834,180)	(16,038,086)
Discontinued operations
Loss (gain) on discontinued operations	106,250	(85,906)	77,840

Loss before extraordinary items	(3,624,907)	(3,748,274)	(16,115,926)
Extraordinary items
Troubled debt restructuring gain, net of tax of $0	—	8,951,429	—
Discharge of liabilities subject to compromise, net of deferred tax liability of $0 and $136,000 in 2003 and 2002	579,392	32,633,523	—

Total extraordinary items	579,392	41,584,952	—

Income (loss) before dividends	$(3,045,515)	$37,836,678	$(16,115,926)

Dividends on preferred stock		—	(322,142)
Net income (loss) available to common shareholders	$(3,045,515)	$37,836,678	$(16,438,068)

Earnings (loss) per share
Basic and diluted loss per common share from continuing operations	$(0.67)	$(0.31)	$(1.00)
Basic and diluted loss per common share from discontinued operations	$(0.02)	$0.01	$—
Basic and diluted loss per common share before extraordinary items	$(0.69)	$(0.30)	$(1.01)
Basic and diluted income per common share from extraordinary items	$0.11	$3.37	$—
Basic and diluted net income (loss) per common share	$(0.58)	$3.07	$(1.01)
Weighted average number of common shares outstanding—basic and diluted	5,242,349	12,323,490	16,301,969

See accompanying notes to consolidated financial statements.

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock (Note 12)												Additional Paid-In Capital	Accumulated Deficit
	Series AA		Series B		Series C		Series D		Series E		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2000	4,000	$364,611	76,000	$3,065,190	400	$400,000	2,000	$1,187,334	1,200	$1,200,000	15,767,959	$157,679	$13,268,548	$(41,119,310)
Stock issued in satisfaction of payables	—	—	—	—	—	—	—	—	—	—	150,000	1,500	111,000	—
Stock issued for services rendered	—	—	—	—	75	75,000	—	—	—	—	—	—	—	—
Preferred stock dividends ($202,668 in common stock)	—	—	—	—	—	—	—	—	—	—	524,703	5,248	197,420	(322,142)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,115,926)

Balance at January 31, 2001	4,000	364,611	76,000	3,065,190	475	475,000	2,000	1,187,334	1,200	1,200,000	16,442,662	164,427	13,576,968	(57,557,378)
Stock cancelled upon effective date of plan of reorganization (Note 1)	(4,000)	(364,611)	(76,000)	(3,065,190)	(475)	(475,000)	(2,000)	(1,187,334)	(1,200)	(1,200,000)	(16,442,662)	(164,427)	6,106,562	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	37,836,678

Balance January 31, 2002	—	—	—	—	—	—	—	—	—	—	—	—	19,683,530	(19,720,700)
Shares issued under plan of reorganization (Notes 1 and 8)	—	—	—	—	—	—	—	—	—	—	6,136,422	61,364	1,472,741	—
Options exercised	—	—	—	—	—	—	—	—	—	—	121,429	1,214	—	—
Shares issued for services	—	—	—	—	—	—	—	—	—	—	42,000	420	10,078	—
Discount on senior subordinated convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	463,079	—
Beneficial conversion feature on warrants of senior subordinated convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	66,818	—
Warrants issued to senior subordinated convertible note holders	—	—	—	—	—	—	—	—	—	—	—	—	43,000	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,045,515)

Balance at December 31, 2003	—	$—	—	$—	—	$—	—	$—	—	$—	6,299,851	$62,998	$21,739,246	$(22,766,215)

See accompanying notes to consolidated financial statements.

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2003	2002	2001
Increase (Decrease) in cash and cash equivalents

Cash flows from operating activities:
Net income (loss) from continuing operations	$(2,939,265)	$37,750,772	$(16,038,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,482,960	3,761,062	10,372,346
Impairment of goodwill	117,608	—	—
(Gain) loss on sale of assets	29,060	(34,600)	3,969,510
Extraordinary item—troubled debt restructuring	—	(8,951,429)	—
Extraordinary item—discharged liabilities subject to compromise	(579,392)	(32,769,523)	—
Deferred tax liability	—	136,000	—
Issuance of stock for services and inventory	10,500	—	187,500
Amortization of discount on senior subordinated convertible notes payable	429,792	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	125,838	71,078	569,688
Other receivables	—	946,655	(946,655)
Notes receivable	—	—	9,078
Merchandise inventory	143,622	229,553	2,592,453
Prepaid expenses and other assets	(52,732)	(178,904)	571,113
Accounts payable, accrued expenses and other liabilities and liabilities subject to compromise	(149,857)	1,694,532	4,056,701
Deferred revenue	(3,390)	48,262	—

Net cash provided by (used in) operating activities	(385,256)	2,703,458	5,343,648

Cash flows from discontinued operations	2,336,394	598,501	860,363

Cash flows from investing activities
Purchases of videocassette rental inventory, net	(1,722,760)	(2,725,557)	(7,299,419)
Purchases of fixed assets	(95,446)	(360,518)	(162,391)
Receivable from sale of stores	(74,000)	—	—
Proceeds from sale of fixed assets	—	134,370	28,434
Proceeds from sale of fixed assets after bankruptcy filing	—	—	1,575,893

Net cash used in investing activities	(1,892,206)	(2,951,705)	(5,857,485)

Cash flows from financing activities
Increase (decrease) in bank overdraft	(20,953)	103,580	—
Repayment of pre-petition long-term debt	—	—	(6,531)
Proceeds from notes payable	455,475	—	—
Repayment of notes payable	(494,668)	—	—
Proceeds from borrowings (repayments) under pre-petition revolving credit facility, net	—	(1,500,000)	681,855
Proceeds from exercise of stock options	1,214	—	—

Net cash provided by (used in) financing activities	(58,932)	(1,396,420)	675,324

Net increase (decrease) in cash	—	(1,046,166)	1,021,850
Cash at beginning of year	—	1,046,166	24,316

Cash at end of year	$—	$—	$1,046,166

Supplementary disclosures of cash flow information

Cash paid during the year:
Interest	$420,196	$12,500	$1,347,669
Income taxes	5,517	6,039	—
Reorganization items	—	1,047,000	104,000

Noncash investing and financing activities:
Cancellation of preferred stock	$—	$6,292,135	$—
Cancellation of common stock	—	13,741,395	—
Liability for shares issuable under plan of reorganization	—	1,750,000	—
Common stock issued in satisfaction of payables for services and inventory	10,078	—	112,500
Professional services financed through issuance of preferred stock	—	—	75,000
Preferred stock dividends	—	—	322,142
Discharge of liabilities subject to compromise	579,392	34,169,523	—
Troubled debt restructuring	—	8,951,429	—
Value of warrants and beneficial conversion feature related to issuance of Senior Subordinated Convertible Notes Payable	529,897	—	—
Accrued expenses relieved in exchange for $483,083 in Senior Subordinated Convertible Notes Payable	483,083	—	—
Par value of common stock issued according to the Plan of Reorganization	61,364	—	—
Par value of common stock issued for services	420	—	—
Excess of par value of common stock issued according to the Plan of Reorganization	1,472,741	—	—

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

Going Concern

At January 31, 2003 the Company has a stockholders’ deficit recurring losses and negative working capital. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. In May 2003, the Company sold two of its retail video stores to Movie Gallery to raise cash in order to satisfy the Company’s immediate need for liquidity. The Company has entered into a definitive agreement to sell 12 of its retail video stores, which constitute all of its remaining stores, except for two stores located in Ventura, California, to Movie Gallery. Such sale would be subject to a number of contingencies including, without limitation, Movie Gallery’s satisfactory completion of financial and real estate due diligence, successful assignment of store leases to be assumed by Movie Gallery, the approval of the Company’s shareholders, and the Company’s satisfaction of any other approvals and regulatory requirements. There can be no assurances that such a transaction with Movie Gallery will be completed. The Company may also sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

The Company is currently exploring all possibilities regarding future plans for its business in the event of the sale of substantially all of its assets. The Company is uncertain whether its business will continue to be in the retail video industry or in any specific industry related to the retail video industry. In any case, the Company plans to reduce its work force and expenses to a minimum level in the event of such sale.

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate cash purchase price for the 19 Stores was $2,080,500, which was determined as a result of arms-length negotiations between the Company and Movie Gallery. Of the $2,080,500 purchase price, Movie Gallery paid the Company $2,030,500 at the closing of the transaction on November 6, 2002. The remaining $50,000 is payable by September 10, 2003, and is contingent upon the level of gross revenues attained by one of the 19 Stores located in Nampa, Idaho. The Company expects to receive $40,000 from Movie Gallery as an agreed amount, based on the uncertainties of such store achieving such requisite level of gross revenues. The consolidated statements of operations have been restated to reflect the 19 stores sold as a discontinued operation.

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	January 31,
	2003	2002
Components of long-term deferred tax assets:
Federal and State NOL carryforward	$2,799,000	$2,347,000
Videoland fixed asset basis difference	89,000	89,000
Fixed assets due to difference in depreciation and amortization	189,000	189,000
Other	52,000	52,000

Total gross deferred tax asset	3,129,000	2,677,000
Valuation allowance	(3,129,000)	(2,677,000)

Total deferred tax asset, net of valuation allowance	—	—

Components of long-term deferred tax liability:
Fixed assets due to difference in depreciation and amortization	(43,000)	(43,000)
Rental library due to writedown in connection with discharge of indebtedness income	(93,000)	(93,000)

Net long-term deferred tax liability	$(136,000)	$(136,000)

The total income tax provision differs from the amount computed by applying the statutory Federal income tax rate for the following reasons:

	Year Ended January 31,
	2003	2002	2001
	% of Pretax Income	% of Pretax Income	% of Pretax Income
Income tax at Federal statutory rate	(34.0)%	34.0%	(34.0)%
State taxes, net of Federal tax benefit	0.2%	0.4%	—
Valuation allowance	14.9%	—	29.9%
Deferred tax asset writedown due to discharge of indebtedness income, net of valuation allowance change	—	3.5%	—
Non taxable income from discharge of indebtedness	19.1%	(37.6)%	—
Other	—	0.1%	(4.1)%

Total	0.2%	0.4%	—

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contingent Liability for Assigned Operating Leases—The Company remains contingently liable for four of the store location operating leases that have been assigned to Movie Gallery in connection with the sale of such four stores to Movie Gallery in November 2002. Unlike the other lease assignments entered into by the Company, the landlords did not agree to release the Company from any and all obligation or liability under the operating leases accruing and/or attributable to the period on or after the effective date of the assignment. In the event Movie Gallery defaults on its obligations on the four operating leases, the Company may be liable to the landlord for such obligations. The Company remains contingently liable in the total amount of approximately $701,000 as of January 31, 2003 for such four operating leases. Although there can be no assurances, the Company does not anticipate that it will be contingently liable for store location leases to be assigned to Movie Gallery as part of the Movie Gallery Transaction because the proposed form of lease assignment being submitted to the landlords for the stores to be sold contain the release provisions, releasing the Company from any and all obligation or liability under the operating leases. In the event the landlord refuses to release the Company, the Company will remain contingently liable for such operating leases.

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIDEO CITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 13—SUBSEQUENT EVENTS

In May 2003, the Company sold two of its retail video stores to Movie Gallery to raise cash in order to satisfy the Company’s immediate need for liquidity. The Company has entered into a non-binding letter of intent to sell 12 of its retail video stores, which constitute all of its remaining stores, except for two stores located in Ventura, California, to Movie Gallery. Such sale would be subject to a number of contingencies including, without limitation, the negotiation and execution of a definitive agreement for such transaction. Movie Gallery’s satisfactory completion of financial and real estate due diligence, successful assignment of store leases to be assumed by Movie Gallery, the approval of the Company’s shareholders, and the Company’s satisfaction of any other approvals and regulatory requirements. There can be no assurances that such a transaction with Movie Gallery will be completed. The Company may also sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

The Company issued the remaining 863,573 shares of common stock issuable under the Plan of reorganization in June 2003.