Form 10QSB
period 2003-07-31
VIDEO CITY INC
filed 2003-09-22
CIK 773135

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Registrant’s telephone number, including area code: (661) 634-9171

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

The number of shares of Common Stock outstanding as of September 12, 2003 was 10,102,520

Transitional Small Business Disclosure Format (Circle One):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO CITY, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2003	January 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Customer receivables	—	96,413
Merchandise inventory.	—	175,135
Receivable from sale of stores	224,000	74,000
Assets held for sale	2,288,708	—
Other	218,729	110,920

Total current assets	2,731,437	456,468

Rental library, net	—	962,632
Property and equipment, net	106,362	494,889
Goodwill	—	1,008,429
Other assets	114,477	271,905

Total assets	$2,952,276	$3,194,323

See accompanying notes to consolidated financial statements

VIDEO CITY, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2003	January 31, 2003
	(Unaudited)	(Audited)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities:
Bank overdraft.	$68,881	$82,629
Accounts payable.	1,284,049	1,519,521
Accrued Expenses	1,122,689	946,097
Note payable.	494,127	44,872
Senior subordinated convertible notes payable, including $187,562 and $134,452 payable to related parties (net of unamortized discount of $57,890 and $180,467)	495,112	300,785
Current portion of tax liability.	178,197	170,917
Liabilities related to assets held for sale	109,706	—
Other liabilities.	92,555	56,157

Total current liabilities.	3,845,316	3,120,978
Shares issuable under plan of reorganization	—	215,894
Deferred tax liability	136,000	136,000
Tax liability less current portion	415,792	400,832

Total liabilities Not Subject to Compromise	4,397,108	3,873,704

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable	182,097	284,590

Total Liabilities Subject to Compromise	182,097	284,590

Total Liabilities	4,579,205	4,158,294
STOCK HOLDERS’ DEFICIT
Common stock, $.01 par value per share, 30,000,000 shares authorized; 10,102,520 shares issued and outstanding at July 31, 2003 and 6,299,798 shares issued and outstanding at January 31, 2003	101,016	62,998
Additional paid-in capital	22,035,017	21,739,246
Accumulated deficit	(23,762,962)	(22,766,215)

Total stockholders’ deficit	(1,626,929)	(963,971)

Total liabilities and stockholders’ deficit	$2,952,276	$3,194,323

See accompanying notes to consolidated financial statements

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
OPERATING COSTS AND EXPENSES:
General and administrative expenses	$584,403	$552,793	$1,068,461	$1,169,285

TOTAL OPERATING COSTS AND EXPENSES	584,403	552,793	1,068,461	1,169,285
Loss from operations	(584,403)	(552,793)	(1,068,461)	(1,169,285)
Other expense.
Interest expense, net	264,734	76,775	365,287	88,475

Net loss from continuing operations	(849,137)	(629,568)	(1,433,748)	(1,257,760)
Discontinued Operations:
Income (loss) from operations of discontinued operations	(109,159)	114,358	(35,095)	335,522
Gain on disposal of discontinued operations	472,096	—	472,096	—

Net income (loss) from discontinued operations	362,937	114,358	437,001	335,522
Net loss before extraordinary item	(486,200)	(515,210)	(996,747)	(922,238)
Extraordinary item	—	536,011	—	536,011

Net income (loss)	$(486,200)	$20,801	$(996,747)	$(386,227)

Loss per common share data:
Basic and diluted loss per common share from continuing operations	$(0.12)	$(0.12)	$(0.19)	$(0.31)
Basic and diluted income per common share from discontinued operations	$0.05	$0.02	$0.06	$0.08
Basic and diluted loss per common share before extraordinary item	$(0.07)	$(0.10)	$(0.13)	$(0.23)
Basic and diluted income per common share from extraordinary item	$0.00	$0.11	$0.00	$0.13
Basic and diluted net income (loss) per common share	$(0.07)	$0.00	$(0.13)	$(0.10)
Weighted average number of common shares outstanding basic and diluted	6,923,340	5,087,458	7,689,567	4,039,575

See accompanying notes to consolidated financial statements

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 31, 2003	July 31, 2002
Increase (Decrease) in cash
Cash flows from operating activities:
Net loss from continuing operations	$(1,433,748)	$(721,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,489	43,500
Settlement of liabilities subject to compromise	—	(536,011)
Amortization of discount on senior subordinated notes payable	153,490	47,166
Changes in assets and liabilities:
Customer receivables	3,695	—
Other receivables	(118,842)	(5,981)
Receivable from sale of stores	(150,000)	—
Other assets	99,440	4,152
Accounts payable and liabilities subject to compromise	(235,472)	409,116
Accrued expenses and liabilities subject to compromise	236,592	189,903
Liabilities related to assets held for sale	109,706	—
Other liabilities and liabilities subject to compromise	(43,855)	(226,413)

Net cash used in operating activities	(1,338,505)	(796,317)

Cash flows from discontinued operations	802,532	495,282

Cash flows from investing activities:
Purchases of fixed assets	(951)	—

Net cash used in investing activities	(951)	—

Cash flows from financing activities:
Decrease in bank overdraft	(13,748)	(53,016)
Proceeds from the issuance of common stock	29,667	1,214
Proceeds from notes payable	449,255	—
Proceeds from senior subordinated notes payable	205,000	352,837
Repayment of senior subordinated notes payable	(133,250)	—

Net cash provided by financing activities	536,924	301,035

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See accompanying notes to consolidated financial statements

VIDEO CITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 31, 2003	July 31, 2002
Supplementary disclosures of cash flow information
Cash Paid For:
Interest.	$42,126	$41,300
Non-cash investing and financing activities:
Beneficial Conversion related to issuance of $742,420 Senior Subordinated Convertible Notes	—	467,725
Accrued expenses relieved in exchange for $389,583 in Senior Subordinated Convertible Notes	—	389,583
Par value of common stock issued according to the Plan of Reorganization	8,636	61,353
Excess over the par value of common stock issued according to the Plan of Reorganization	207,258	1,472,471
Par value of common stock issued to settle accrued expenses	2,400	—
Excess of the par value of common stock issued to settle accrued expenses	57,600	—

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

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of July 31, 2003, the results of operations for the three and six months ended July 31, 2003 and 2002, and cash flows for the six months ended July 31, 2003 and 2002. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s amended annual report on Form 10-K/A for the fiscal year ended January 31, 2003.

The Company has experienced recurring net losses and has negative working capital as of July 31, 2003. The Company also signed a definitive agreement to sell the majority of the Company’s stores. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis.

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

The accompanying consolidated balance sheets as of January 31, 2003 and July 31, 2003 segregate liabilities subject to compromise, which represents pre-bankruptcy claims still in dispute, from liabilities not subject to compromise.

2. Earnings Per Share

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings. 1,240,000 common stock options and 1,484,840 warrants to purchase common stock were not included in the computations of diluted earnings per share for the three months and six months ended July 31, 2002 because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share. 928,336 common stock options and 51,428 warrants to purchase common stock were not included in the computations of diluted earnings per share for the three months and six months ended July 31, 2003 because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.

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

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2002	Six Months Ended July 31, 2003	Six Months Ended July 31, 2002
Net loss from continuing operations: as reported	$(849,137)	$(629,568)	$(1,433,748)	$(1,257,760)
Add: total stock based employee compensation expense determined under fair value method for all awards	(8,613)	(21,317)	(17,226)	(42,634)

Pro forma net loss	$(857,750)	$(650,885)	$(1,450,974)	$(1,300,374)

Loss per share—basic and diluted:
As reported	$(0.12)	$(0.12)	$(0.19)	$(0.31)
Pro forma	$(0.12)	$(0.13)	$(0.19)	$(0.32)

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards. The weighted-average grant-date fair value of options granted during 2002 was estimated to be $0.24. There were no options granted in 2003.

The fair value of each option grant during the three months and six months ended July 31, 2002 was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2002 risk free interest rates of 4.5%, expected lives of 1 to 5 years; volatility of 50% and no assumed dividends. There were no options granted during three months and six months ended July 31, 2003.

4. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

5. Commitments and Contingencies

Contingent Liability for Assigned Operating Leases - The Company remains contingently liable for four of the store location operating leases that have been assigned to Movie Gallery in connection with the sale of such four stores to Movie Gallery in November 2002. Unlike the other lease assignments entered into by the Company, the landlords did not agree to release the Company from any and all obligation or liability under the operating leases accruing and/or attributable to the period on or after the effective date of the assignment. In the event Movie Gallery defaults on its obligations on the four operating leases, the Company may be liable to the landlord for such obligations. The Company remains contingently liable in the total amount of approximately $559,400 as of July 31, 2003 for the four operating leases. Although there can be no assurances, the Company does not anticipate that it will be contingently liable for store location leases to be assigned to Movie Gallery as part of the pending sale of the 12 stores because the proposed form of lease assignment being submitted to the landlords for the stores to be sold contain the release provisions, releasing the Company from any and all obligation or liability under the operating leases. In the event the landlord refuses to release the Company, the Company will remain contingently liable for such operating leases.

Guarantees and Indemnifications - The Company’s Certificate of Incorporation provides that the Company “shall be empowered to indemnity” to the full extent of its power to do so, all directors and officers, pursuant to the applicable provisions of the Delaware General Corporation Law. The Company will indemnify its officers and directors to the full extent permitted under Section 145 of the Delaware General Corporation Law.

Litgation - Colonial Shopping Center v. 32nd Street Inc., Lee Video City, Inc, Video City, Inc. et al On March 13, 2003, Colonial Shopping Center filed suit in Superior Court of California Kern County, against the Company for damages from breach of the lease regarding the property at 2333 Brundage Lane, Bakersfield, California. Colonial is seeking damages of approximately $34,000 for unpaid rent, and an unknown amount from rent and other amounts, including operating expenses from December 1, 2002 through March 31, 2007, less any sums plaintiff receives from re-letting the property. In August 2003, the court granted the application of Colonial Shopping Center for a right to attach order and order for issuance of writ of attachment, allowing Colonial Shopping Center a right to attach property of the Company in the amount of $248,628.

Laurelglen-Bakersfield v. 32nd Street Inc., Lee Video City, Inc, Video City, Inc. et al Also on March 13, 2003, Laurelglen-Bakersfield filed suit against the Company in Superior Court of California Kern County, alleging breach of a lease for the property at 6615 Ming Avenue, Bakersfield, California. Laurelglen is seeking damages of approximately $43,000 in unpaid rent, and an unknown amount of rent from December 1, 2002 through May 31, 2004, less any sums plaintiff receives from re-letting the property. In August 2003, the court granted the application of Laurelglen-Bakersfield for a right to attach order and order for issuance of writ of attachment, allowing Laurelglen-Bakersfield a right to attach property of the Company in the amount of $224,308.

6. Notes Payable

On June 23, 2003, the Company completed the issuance of a Secured Promissory Note to an unaffiliated accredited investor in the principal amount of $460,000. The Secured Promissory Note was sold at a discount of 37.5 percent from the face value of such note due to the financial condition of, and perceived risks of investing in, the Company. The Secured Promissory Note had an original maturity date of August 29, 2003 and bears interest at rate of nine percent per annum. The Secured Promissory Note is secured by the assets of the Company. After the discount from face value and the commission payable to the Company’s investment banking firm in connection with such financing, the Company received net proceeds in the amount of $258,150. The Company used such net proceeds to satisfy its immediate need for liquidity and to pay the costs and expenses in connection with the proposed sale of its 12 stores. On August 28, 2003, the investor agreed to extend the maturity date of the Secured Promissory Note through October 16, 2003 in consideration for the Company agreeing to pay a late fee of $9,200 on such maturity date. The discount of $ 172,500 is recorded as deferred financing charges and is being amortized over the period of the note.

7. Senior Subordinated Convertible Notes Payable

During the quarter ended July 31, 2003, the Company issued an additional 2 Series A Units for cash proceeds of $20,000 with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note due

November 1, 2003 and a Series A warrant to purchase 20,000 shares of Common Stock. The Series A warrants had a term of one year and an exercise price of $0.01 per share.

8. Discontinued Operations

On October 24, 2002 the Board of Directors approved the disposition of 19 retail video stores (the “19 Stores”) to M.G. Midwest, Inc., a Delaware corporation (“Movie Gallery”). The 19 Stores represent all stores owned by the Company outside of California and includes certain assets and liabilities related to the 19 Stores. The disposition was effected pursuant to an Asset Purchase Agreement between the Company and Movie Gallery, dated October 24, 2002. The 19 Stores represented approximately 38% of the Company’s total assets at the date of disposal.

The aggregate cash purchase price for the 19 Stores was $2,080,500, which was determined as a result of arms-length negotiations between the Company and Movie Gallery. Of the $2,080,500 purchase price, Movie Gallery paid the Company $2,030,500 at the closing of the transaction on November 6, 2002, and $40,000 on June 17, 2003. The balance of the $10,000 will not be paid based on the uncertainties of whether one of the 19 sold stores will achieve certain levels of gross revenue for the six months ending August 31, 2003.

The sale of the stores has been accounted for as “Discontinued Operations” in accordance with Statement of Financial Accounting Standards No. 144.

In May 2003, the Company sold two of its retail video stores to M.G. Midwest, Inc., an affiliate of Movie Gallery, Inc. (“Movie Gallery”), to raise cash in order to satisfy the Company’s immediate need for liquidity. The sales of the two stores was made pursuant to an Asset Purchace Agreement, dated as of May 12, 2003, by and between the Company and Movie Gallery. The two sold stores were located in Salinas and San Francisco, California. The aggregate purchase price for the two sold stores consisted of cash in the amount of $900,000, and was determined as a result of arms-length negotiations between the Company and Movie Gallery.

In July 2003, the Company and Movie Gallery amended the May 2003 agreement for the sale of the two stores located in Salinas and San Francisco California to modify the disposition of the amount of $350,000 held back by Movie Gallery pending the assignment of the San Francisco store lease. Pursuant to such amendment, Movie Gallery released $96,000 to the Company to pay the rent payments owed to landlords for its video stores, and $54,000 was retained by Movie Gallery. The remaining $200,000 is held back by Movie Gallery and is to be released to the Company contingent upon the closing on or before December 31, 2003 of the sale of the 12 California stores to Movie Gallery and obtaining the lease assignment for the San Francisco store that is satisfactory to Movie Gallery. In the event the sale of the 12 California stores to Movie Gallery does not close on or before December 31, 2003, Movie Gallery shall retain $40,000 of the $200,000 held back and up to an additional $120,000 to the extent that Movie Gallery is required to pay VPD, Inc. for movie inventory that the Company has purchased from VPD, Inc. The Company obtained an additional line of trade credit in the amount of $120,000 from VPD, Inc. which additional line of trade credit was guaranteed by Movie Gallery. The remaining amount held back will be either released to the Company or retained by Movie Gallery depending on when the lease assignment for the San Francisco store is obtained. In the event the sale of the 12 California stores to Movie Gallery does not close on or before December 31, 2003 and either the lease assignment for the San Francisco store is not obtained or Movie Gallery is not able to manage the San Francisco store, the Company will forfeit the amount held back and shall additionally pay Movie Gallery $95,000. In the event the sale of the 12 California stores to Movie Gallery closes on or before December 31, 2003, but the lease assignment for the San Francisco store is not obtained, five percent of the $200,000 held back will be released over time commencing in September 2004 for each month that Movie Gallery was able to manage the San Francisco store.

In June 2003, the Company’s Board of Directors unanimously approved the proposal, subject to stockholder approval, to sell substantially all of the assets of the Company. Pursuant to such proposal, the Company entered into a definitive purchase agreement on June 20, 2003 with M.G. Midwest, Inc., an affiliate of Movie Gallery, Inc., for the sale of 12 of the 14 retail video stores which the Company currently owns and operates, for a purchase prices of $3,250,000. Management also plans to sell or close the remaining 2 video stores.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the stores have been reported in the accompanying balance sheet as

“Assets Held for Sale” and the results of operations of the 14 stores has been accounted for as “Discontinued Operations” in the accompanying consolidated statements of operations.

The statements of operations have been restated to show the net effect of the discontinuance of all the Company’s stores sold and closed.

	Three Months Ended July 31,	Three Months Ended July 31,	Six Months Ended July 31,	Six Months Ended July 31,
	2003	2002	2003	2002
REVENUES:
Rental revenues and product sales	$1,601,756	$3,960,894	$3,446,191	$7,892,972

TOTAL REVENUES	1,601,756	3,960,894	3,446,191	7,892,972

OPERATING COSTS AND EXPENSES:
Store operating expenses	994,906	2,335,855	2,076,382	4,706,784
Amortization of rental library	275,117	1,003,035	669,719	1,938,874
Cost of product sales	138,156	507,646	343,567	911,792
Closed store expense	93,073	—	181,955	—
General and administrative expenses	209,663	—	209,663	—

TOTAL OPERATING COSTS AND EXPENSES	1,710,915	3,846,536	3,481,286	7,557,450

Income (loss) from operations of discontinued operations	(109,159)	114,358	(35,095)	335,522
Gain on sale of assets	472,096	—	472,096	—

Net income (loss) from discontinued operations	$362,937	$114,358	$437,001	$335,522

No general corporate overhead and interest expense has been allocated to these stores.

9. Assets held for Sale

The following table represents a detailed listing of the assets held for sale as of July 31, 2003.

Customer receivables	$92,178
Merchandise inventory	122,175

Rental library, net	914,060
Property and equipment, net	184,220
Goodwill, net	864,368
Other assets	111,707

Total assets held for sale	$2,288,708

10. Equity Transactions

In May 2003, certain investors that previously invested in the Company’s private placement offering of its Series A Units exercised their warrants to purchase the Company’s common stock. The investors had previously received warrants to purchase the Company’s common stock at a purchase price of $0.01 per share as part of the private placement offering. As a result of such investors’ exercise, the Company issued a total of 2,698,164 shares of its common stock. The aggregate exercise price in the amount of $26,982 received by the Company was used for general working capital purposes.

On May 28, 2003, the Company issued 240,000 shares of common stock to its three outside directors in lieu of cash compensation of $60,00 for director fees due for the year 2002.

The Company believes that the issuance of securities in each of the foregoing transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

In addition, on May 30, 2003, the Company issued 863,578 shares of the Company’s common stock as a final distribution pursuant to the Company’s Plan of Reorganization in connection with the Company’s prior bankruptcy proceedings. The issuance of such shares of common stock were exempt from registration under 11 U.S.C. Section 1145(a).

11. Recent Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. The adoption of this statement is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective for the Company during the third quarter of 2003. The adoption of FIN 46 is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15,

2003. The adoption of EITF 00-21 is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company’s plans, activities, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the Company’s liquidity and financial condition; the Company’s liabilities and potential contingent liabilities of the Company; the ability to complete certain anticipated transactions including the satisfaction of certain contingencies necessary for such completion; the ability to obtain assignments of store leases to be assumed by the acquirer; the approval of the sale by the Company’s shareholders; availability of financing and capital resources; the performance and operations of the Company’s retail video stores; the demand for video tapes, both rental and sales, which may be affected by seasonal factors, weather, and the level of home viewing; competition from other retailers; the Company’s ability to manage its operations and financial obligations; and other factors discussed herein and in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended January 31, 2003.

Estimates and Critical Accounting Policies

Estimates and Critical Accounting Policies Estimates and judgments made by Management are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Actual results may be different from estimated amounts included in the financial statements. Management believes that the following critical accounting policies address the significant estimates required of Management when preparing the consolidated financial statements in accordance with GAAP:

•	The amortization method of the Company records base stock (generally 3 copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock cost amortized on a straight line basis over 33 months to an estimated $3 salvage value. The cost of non base stock (generally greater than 3 copies per title for each store) is amortized on an accelerated basis over three months to an estimated $3 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value.

•	Customer receivable balances represent extended viewing fees charged on rentals and are evaluated on a continual basis. Allowances are provided for potentially uncollectable accounts based on management’s estimate of the collectability of customer accounts. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

•	Goodwill represents the excess of the cost of the companies acquired over the fair value of their net assets at the dates of acquisition. Upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company tested it’s goodwill for impairment. Based on the fair market value of the reporting unit, no goodwill impairment adjustment was required. The Company no longer records amortization of goodwill and performs an annual impairment test in the fourth quarter. Management also reviews each quarter for other factors that may indicate impairment.

•	On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the assets and liabilities and the results of operations of any properties that have been sold since the adoption of SFAS No. 144, or otherwise qualify as held for sale as of July 31, 2003, be presented as discontinued operations in our consolidated financial statements in both current and prior periods presented. The assets classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

•	In accordance with SFAS No. 144, our assets, including fixed assets are carried at cost and are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of values are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted.

•	We classify assets as “held for sale” when it is probable, in the opinion of management, that a property will be disposed of within one year.

Results of Operations

Three months and six months ended July 31, 2003 compared to the three months and six months ended July 31, 2002.

General and Administrative Expenses

General and administrative expenses for the three months and six months ended July 31, 2003 totaled $565,000 and $1,029,000, respectively, compared to $533,000 and $1,129,000 for the three months and six months ended July 31, 2002. General and administrative expenses increased $32,000 or 6% and decreased $100,000 or 8% for the three and six months ended July 31, 2003, respectively, as compared to the corresponding periods of the previous year. The increase in general and administrative expenses for the three months ended July 31, 2003 versus the prior year period was primarily attributable to an increase in consulting expense and amortization expense, partially offset by a reduction in employee salaries and utilities expenses. The decrease in general and administrative expenses for the six months ended July 31, 2003 versus the prior year period was primarily attributable to the company’s reduction in employee salaries, travel and entertainment expenses, insurance and professional fees.

Interest Expense

Interest expense for the three months and six months ended July 31, 2003 totaled $264,734 and $365,287, respectively, compared to $76,775 and $88,475 for the three and six months ended July 31, 2002, respectively. Interest Expense increased $187,959 or 245% and $276,812 or 313%, respectively during such comparable periods.

The increase in interest expense is primarily attributable to the interest paid by the company, related to the convertible notes issued in connection with the private placement offering by the Company in on May 2002, which included 10% interest on the notes balance as well as the amortization of the discount attached to the warrants granted with the notes and the beneficial conversion. In addition, the Company recorded additional interest in the three months ended July 31, 2003 related to the amortization of the discount of 37.5% from the face value of the $460,000 note entered into on June 23, 2003 between the Company and an unaffiliated accredited investor, and the 9% interest payable on that note.

Discontinued Operations

Net income (loss) from discontinued operations for the three and six months ended July 31, 2003 totaled $362,937 and $437,001 compared to $114,358 and $335,522 for the three and six months ended July 31, 2002, respectively. Income (loss) from operations of discontinued operations represents the results of operations of the stores in operation for the periods presented. The weighted average number of stores in operation was fifteen and forty during the periods ended July 31, 2003 and 2002, respectively. In, addition, the Company recorded a gain on sale of assets of $470,096 for the three months and six months ended July 31, 2003, which represented the sale of two stores which were located in San Francisco and Salinas California. General and administrative expenses represent direct expenses incurred related to the sale and disposition of the stores.

Extraordinary Gain

The Company reported an extraordinary gain of $536,011 and $536,011 for the three months and six months ended July 31, 2002. During the quarter ended July 31, 2002 the Company recorded an extraordinary gain relating to the withdrawal of priority tax claims from various taxing authorities. The Company had no extraordinary gain during the three or six months ended July 31, 2003.

Liquidity and Capital Resources

At July 31, 2003 the Company had a stockholders’ deficit, recurring losses and negative working capital. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. In May 2003, the Company sold two of its retail video stores to M.G. Midwest, Inc., an affiliate of Movie Gallery, Inc. (“Movie Gallery”), to raise cash in order to satisfy the Company’s immediate need for liquidity. The Company has entered into a definitive agreement to sell 12 of its retail video stores, which constitute all of its remaining stores, except for two stores located in Ventura, California, to Movie Gallery. Such sale would be subject to a number of contingencies including, without limitation, Movie Gallery’s satisfactory completion of financial and real estate due diligence, successful assignment of store leases to be assumed by Movie Gallery, and the approval of the Company’s shareholders. There can be no assurances that such a transaction with Movie Gallery will be completed.

The Company is also seeking to sell the two stores located in Ventura California, depending on whether the Company is able to negotiate an attractive purchase price for such two stores from any purchaser.

The Company has received two indications of interest from third parties in entering into a transaction for the sale of these two stores; these potential buyers are being actively pursued. Movie Gallery was not interested in purchasing the two Ventura, California stores because one operated at a loss and the other operated at a modest level of profit considered to be inadequate by Movie Gallery. There can be no assurance that the Company will be able to sell such two stores, or that any such sales will be on terms and conditions that are satisfactory to the Company. The Company believes it is likely that a purchaser for the two stores will be found. In the unlikely event the Company is unable to obtain a purchaser for the stores, the Company would do the following:

1)	The 2723 E. Main Street Ventura store, which is currently trending at a $45,000 positive annual store cash flow would remain open until the current lease expires on June 30, 2004. The remaining assets would then be sold upon expiration of the lease.

2)	The 5944 Telegraph Road Ventura store, which is currently unprofitable would be closed immediately and the assets sold and the proceeds would be used to settle with the landlord on the remaining lease liability. The store is located in a highly desirable shopping center location and the Company believes that the Company could sublease the location at its current rent or at a slight discount until the end of the lease term of September 20, 2006.

The Company is currently exploring all possibilities regarding future plans for its business in the event of the sale of substantially all of its assets. The Company is uncertain whether its business will continue to be in the retail video industry or in any specific industry related to the retail video industry. In either case, the Company plans to reduce its work force and expenses to a minimum level in the event of such sale.

During the months of November and December of 2002, the Company closed four unprofitable retail stores located in Bakersfield, California. The Company closed an additional unprofitable store in June 2003. The costs related to the closing during the last fiscal year are shown under store closure costs in the discontinued operations. The Company had 14 stores remaining in the State of California as of July 31, 2003.

The Company funds its short-term working capital needs, including the purchase of videocassettes, DVDs and other inventory, primarily through cash from operations. The Company expects that cash from operations will be insufficient to fund future videocassette, DVD and other inventory purchases and other working capital needs for its existing stores. The Company sold two of its stores located in San Francisco and Salinas California in May 2003, for a total price of $900,000 to Movie Gallery. The proceeds from the two stores were used to pay down a portion of the senior debt and the balance was used for working capital. As of the closing of such transaction, there was a balance of $350,000 that was being held back until satisfactory completion of the lease assignment for the San Francisco store to Movie Gallery.

In July 2003, the Company and Movie Gallery amended the May 2003 agreement for the sale of the two stores located in Salinas and San Francisco California to modify the disposition of the amount of $350,000 held back by Movie Gallery pending the assignment of the San Francisco store lease. Pursuant to such amendment, Movie Gallery released $96,000 to the Company to pay the rent payments owed to landlords for its video stores, and $54,000 was retained by Movie Gallery. The remaining $200,000 is held back by Movie Gallery and is to be released to the Company contingent upon the closing on or before December 31, 2003 of the sale of the 12 California stores to Movie Gallery and obtaining the lease assignment for the San Francisco store that is satisfactory to Movie Gallery. In the event the sale of the 12 California stores to Movie Gallery does not close on or before December 31, 2003, Movie Gallery shall retain $40,000 of the $200,000 held back and up to an additional $120,000 to the extent that Movie Gallery is required to pay VPD, Inc. for movie inventory that the Company has purchased from VPD, Inc. The Company obtained an additional line of trade credit in the amount of $120,000 from VPD, Inc. which additional line of trade credit was guaranteed by Movie Gallery. The remaining amount held back will be either released to the Company or retained by Movie Gallery depending on when the lease assignment for the San Francisco store is obtained. In the event the sale of the 12 California stores to Movie Gallery does not close on or before December 31, 2003 and either the lease assignment for the San Francisco store is not obtained or Movie Gallery is not able to manage the San Francisco store, the Company will forfeit the amount held back and shall additionally pay Movie Gallery $95,000. In the event the sale of the 12 California stores to Movie Gallery closes on or before December 31, 2003, but the lease assignment for the San Francisco store is not obtained, five percent of the $200,000 held back will be released over time commencing in September 2004 for each month that Movie Gallery was able to manage the San Francisco store.

It is management’s opinion that it is more likely than not that all conditions related to the San Francisco lease holdback will be met and the Company will receive the entire $200,000 balance as per the agreement.

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

In June 2001, the Company entered into a purchase money security agreement directly with Warner Brothers Home Video. The agreement provides the Company with a line of trade credit and 60 day terms for repayment. The Company purchases all Warner Brothers product directly from Warner Brothers Home Video, which is then distributed to all of the Company’s video stores through a third party distributor.

In July 2001 the Company entered into an agreement with Video Products Distributors (“VPD”) under which VPD agreed to become the exclusive video distributor for all of the Company’s video stores. VPD provides all videocassettes, DVDs and accessories for rental and sale with the exception of Warner Brothers Home Video product in all of the Company’s store locations. As part of this agreement, the Company is receiving a line of trade credit and 90 day terms for repayment to VPD.

Effective in November 2002, with the sale of the 19 stores located outside of California to Movie Gallery, VPD modified its agreement with the Company by reducing the line of trade credit that it previously was operating with and reducing its terms for repayment from 90 days to 60 days. In July 2003, the Company obtained an additional line of trade credit in the amount of $120,000 from VPD, which additional line of trade credit was guaranteed by Movie Gallery.

In May 2002 the Company initiated a private placement offering to accredited investors of the Company’s Series A Units, with each unit consisting of a $10,000 10% Senior Subordinated Convertible Note due November 1, 2003 and a Series A Warrant to purchase 20,000 shares of common stock.. The Company offered a minimum of 50 units and a maximum of 100 units. As of July 2002 the Company closed the first round with 74 units sold. The aggregate principal amount of the convertible notes was $742,420 at an interest rate of 10% per annum. Principal on these convertible notes shall be payable in one installment plus accrued but unpaid interest on November 1, 2003. Interest shall be payable semi-annually in arrears on the first day of November and May of each year, commencing November 1, 2002. The convertible notes shall be convertible at the election of the payee to common stock of the Company at a conversion price of $1.00 per share. The market price of the stock and the relative fair value of the convertible notes in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $66,818, and is recorded as a note discount that is amortized over the life of the convertible notes.

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

In November 2002, in conjunction with the sale of the 19 stores to Movie Gallery, the Company presented to holders of Series A units in the private placement an option to be paid in full on the balance of their Series A Units including interest due or to roll up to 65% of their investment back into the private placement. In consideration the Company offered each Series A unit holder an additional warrant for each dollar rolled over into the private placement. The conditions and terms would remain the same as the initial terms of the private placement offering. The total principal of convertible notes remaining outstanding after the completion of the rollover was $387,752.

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

The Company sold an additional 2 Series A Units for an aggregate amount of $20,000 and issued additional one year warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.01 per share during the three months ended July 31, 2003. The total principal of convertible notes remaining outstanding as of July 31, 2003 was $553,002.

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

On June 20, 2003, the Company entered into an Asset Purchase Agreement with Movie Gallery, for the sale of 12 video stores which constitute all of the Company’s stores other than the two stores located in Ventura, California. The purchase price of cash in the aggregate amount of $3,250,000, was determined as a result of arm’s length negotiations between the Company and Movie Gallery, and is payable to the Company at the closing of the sale. Such sale would be subject to a number of contingencies including, without limitation, the approval of the Company’s shareholders, Movie Gallery’s satisfactory completion of financial and real estate due diligence, and the successful assignments of store leases to be assumed by Movie Gallery. There can be no assurances that such a transaction with Movie Gallery will be completed.

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

The Company remains contingently liable for four of the store location operating leases that have been assigned to Movie Gallery in connection with the sale of such four stores to Movie Gallery in November 2002. Unlike the other lease assignments entered into by the Company, the landlords did not agree to release the Company from any and all obligation or liability under the operating leases accruing and/or attributable to the period on or after the effective date of the assignment. In the event Movie Gallery defaults on its obligations on the four operating leases, the Company may be liable to the landlord for such obligations. The Company remains contingently liable in the total amount of approximately $559,400 as of July 31, 2003 for the four operating leases. Although there can be no assurances, the Company does not anticipate that it will be contingently liable for store location leases to be assigned to Movie Gallery as part of the pending sale of the 12 stores because the proposed form of lease assignment being submitted to the landlords for the stores to be sold contain the release provisions, releasing the Company from any and all obligation or liability under the operating leases. In the event the landlord refuses to release the Company, the Company will remain contingently liable for such operating leases.

Cash Flows

Six months Ended July 31, 2003 Compared to the Six months Ended July 31, 2002

Cash Used In Operating Activities

Net cash used in operating activities for the six months ended July 31, 2003, decreased by approximately $552,000 or 70%, compared to the six months ended July 31, 2002. This change was mainly attributable to an increase in net loss from continuing operations of $712,000 over the comparable prior year period, offset by an increase in accrued expenses and liabilities subject to compromise, amortization of discount on senior subordinated notes payable and liabilities related to assets held for sale.

Cash Flow from Discontinued Operations

Cash flows from discontinued operations was $802,532 for the six months ended July 31, 2003 versus $485,282 for the six months ended July 31, 2002. These figures represented the store cash flows based on the number of stores operating during the periods presented.

Cash Used in Investing Activities

Net cash used in investing activities during the six months ended July 31, 2003 was $951 compared to $0 for the six months ended July 31, 2002. The Company reduced all investing activity due to its cash shortage position.

Cash Provided by Financing Activities

Net cash provided by in financing activities during the six months ended July 31, 2003, increased by approximately $236,000 or 78%, compared to the six months ended July 31, 2002. The change was mainly attributable to the net receipt of the proceeds from the private placement and proceeds from notes payable.

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures effectively ensure that material information required to be in this quarterly report is made known to them by others in a timely manner. The Company have not made any significant changes to its internal controls, and no other factors have come to our attention that could significantly affect its internal controls, subsequent to the date of this most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Colonial Shopping Center v. 32nd Street Inc., Lee Video City, Inc, Video City, Inc. et al On March 13, 2003, Colonial Shopping Center filed suit in Superior Court of California Kern County, against the Company for damages from breach of the lease regarding the property at 2333 Brundage Lane, Bakersfield, California. Colonial is seeking damages of approximately $34,000 for unpaid rent, and an unknown amount from rent and other amounts, including operating expenses from December 1, 2002 through March 31, 2007, less any sums plaintiff receives from re-letting the property. In August 2003, the court granted the application of Colonial Shopping Center for a right to attach order and order for issuance of writ of attachment, allowing Colonial Shopping Center a right to attach property of the Company in the amount of $248,628.

Laurelglen-Bakersfield v. 32nd Street Inc., Lee Video City, Inc, Video City, Inc. et al Also on March 13, 2003, Laurelglen-Bakersfield filed suit against the Company in Superior Court of California Kern County, alleging breach of a lease for the property at 6615 Ming Avenue, Bakersfield, California. Laurelglen is seeking damages of approximately $43,000 in unpaid rent, and an unknown amount of rent from December 1, 2002 through May 31, 2004, less any sums plaintiff receives from re-letting the property. In August 2003, the court granted the application of Laurelglen-Bakersfield for a right to attach order and order for issuance of writ of attachment, allowing Laurelglen-Bakersfield a right to attach property of the Company in the amount of $224,308.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In May 2003, certain investors that previously invested in the Company’s private placement offering of its Series A Units exercised their warrants to purchase the Company’s common stock. The investors had previously received warrants to purchase the Company’s common stock at a purchase price of $0.01 per share as part of the private placement offering. As a result of such investors’ exercise, the Company issued a total of 2,698,164 shares of its common stock. The aggregate exercise price in the amount of $26,982 received by the Company was used for general working capital purposes.

On May 28, 2003, the Company issued 240,000 shares of common stock to its three outside directors in lieu of cash compensation for director fees due for the year 2002.

The Company believes that the issuance of securities in each of the foregoing transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

In addition, on May 30, 2003, the Company issued 863,578 shares of the Company’s common stock as a final distribution pursuant to the Company’s Plan of Reorganization in connection with the Company’s prior bankruptcy proceedings. The issuance of such shares of common stock were exempt from registration under 11 U.S.C. Section 1145(a).

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibits	Description
2.1	Asset Purchase Agreement, dated as of May 12, 2003, by and between the Company and M.G. Midwest, Inc.(1)

2.2	Asset Purchase Agreement, dated as of June 20, 2003, by and between the Company and M.G. Midwest, Inc.(2)

2.3	Amendment to Asset Purchase Agreement, dated as of July 24, 2003, by and between the Company and M.G. Midwest, Inc.

10.1	Amendment to Non-Compete Advisory Agreement, dated as of July 10, 2003, by and between the Company and Robert Y. Lee.

10.2	Amendment to Employment Agreement, dated as of July 10, 2003, by and between the Company and Timothy L. Ford.

10.3	Amendment to Employment Agreement, dated as of July 10, 2003, by and between the Company and Rudolph R. Patino.

10.4	Form of Secured Promissory Note for private placement investment.(2)

10.5	Form of Amendment to Secured Promissory Note for private placement investment.

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 14, 2003, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended April 30, 2003, and incorporated herein by reference.

(b)	Reports on Form 8-K

On May 9, 2003, the Company filed an amendment to the current report on Form 8-K, dated November 6, 2002, to report under Item 7, certain financial information in connection with the sale of 19 of its retail video stores to M.G. Midwest, Inc. in November 2002.

On June 11, 2003, the Company filed a current report on Form 8-K, dated May 14, 2003, to report under Item 2, Item 5 and Item 7, the disposition of two of its retail video stores to M.G. Midwest, Inc. and the current status of certain matters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Video City, Inc
(Registrant)

September 19, 2003	/s/ Timothy L. Ford
Timothy L. Ford Chief Executive Officer (Principal Executive Officer)

September 19, 2003	/s/ Rudolph R. Patino
Rudolph R. Patino Chief Financial Officer (Principal Financial Officer)